Form 10-K405
period 2001-12-31
XL SYSTEMS LP; XL SYSTEMS INTERNATIONAL INC; TUBE ALLOY CORP; TUBE ALLOY CAPITAL CORP; TEXAS ARAI INC; TA INDUSTRIES INC; STAR OPERATING CO; GRANT PRIDECO USA LLC; GRANT PRIDECO LP; GRANT PRIDECO HOLDING LLC
filed 2002-03-27
CIK 1127137, 1127136, 1127135, 1127134, 1127133, 1127132, 1127128, 1127091, 1127127, 1127124

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 001-15423

                              GRANT PRIDECO, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0312499
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             1330 POST OAK BLVD.                                   77056
                  SUITE 2700                                     (Zip code)
                HOUSTON, TEXAS
   (Address of principal executive offices)

                                 (832) 681-8500
              (Registrant's telephone number, including area code)

       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $0.01 per share                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by nonaffiliates as of March 20, 2002: $1,397,349,915

     Number of shares of Common Stock outstanding as of March 20, 2002:
109,401,756

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        TABLE OF ADDITIONAL REGISTRANTS

                                                              JURISDICTION OF
NAME**                                                           FORMATION      EMPLOYER ID
------                                                        ---------------   -----------
GP Expatriate Services, Inc. ...............................     Delaware       76-0632330
Grant Prideco Holding, LLC..................................     Delaware       76-0635560
Grant Prideco, L.P..........................................     Delaware       76-0635557
Grant Prideco USA, LLC......................................     Delaware       51-0397748
Star Operating Company......................................     Delaware       76-0655528
TA Industries, Inc. ........................................     Delaware       76-0497435
Texas Arai, Inc. ...........................................     Delaware       74-2150314
Tube-Alloy Capital Corporation..............................      Texas         76-0012315
Tube-Alloy Corporation......................................    Louisiana       72-0714357
XL Systems International, Inc. .............................     Delaware       76-0602808
XL Systems, L.P.............................................      Texas         76-0324868

---------------

** Except for Grant Prideco USA, LLC, the address, telephone number, and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address, telephone number, and zip code for Grant Prideco USA, LLC is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

     Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (the "Senior Notes"). No separate financial statements for the additional Registrants has been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2)
Note 22 to the Company's accompanying audited financial statements includes audited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          General.....................................................    2
          Drilling Products and Services Segment......................    2
          Premium Connections and Tubular Products Segment............    3
          Marine Products and Services Segment........................    3
          Other.......................................................    3
          Other Business Data.........................................   12
          Employees...................................................   13
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
          General.....................................................   18
          Market Trends and Outlook...................................   19
          Results of Operations.......................................   27
          Liquidity and Capital Resources.............................   42
          Forward-Looking Statements and Exposures....................   48
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   54
Item 8.   Financial Statements and Supplementary Data.................   56
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  102

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  102
Item 11.  Executive Compensation......................................  105
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  108
Item 13.  Certain Relationships and Related Transactions..............  109

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................  110
          Signatures..................................................  113

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Grant Prideco, Inc. (the "Company") is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. We also provide a variety of products and services to the growing world-wide offshore and deepwater market through our newly-created marine products and services segment. Our drill stem products are used to drill oil and gas wells while our premium connections and tubular products are used to complete oil and gas wells once they have been successfully drilled. Our marine products and services are used for subsea construction, installation, and production. Our customers include major, independent and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We operate 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia and 30 sales, service, and repair locations globally.

     We conduct our operations through three primary business segments: Drilling Products and Services, Premium Connections and Tubular Products, and Marine Products and Services. Revenues attributable to each of these segments, along with our other operations, in 1999, 2000, and 2001 are set forth in the following charts:

                              REVENUES BY SEGMENT

                                  [PIE CHART]

                                                          1999       2000       2001
                                                         ------     ------     ------

Drilling Products and Services.........................     47%        42%        51%
Premium Connections and Tubular Products...............     47%        45%        37%
Marine Products and Services...........................      6%         7%         6%
Other (principally industrial drill pipe)..............      0%         6%         6%

Total Revenues By Segment..............................  $286,370   $498,481   $740,127

     Drilling Products and Services. Our drilling products and services segment manufactures and sells a full range of proprietary and American Petroleum Institute (API) drill pipe, drill collars, heavy weight drill pipe, and accessories. These drill stem products make up the principal tools (other than the rig) used for the drilling of an oil or gas well that are located between the rig floor and the bit. Our drilling products primarily include highly engineered tools specifically designed for today's difficult and harsh drilling environments and include a wide variety of sizes, designs, and metallurgy.

     In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, has substantially increased. Today, approximately 95% of the drill pipe we sell is required to exceed minimum API specifications. In response to this trend, we have introduced a variety of premium drill pipe products, including our eXtreme(R) drilling product line that includes some of the most advanced drilling tools available in the marketplace today. We design and manufacture specialty grades of premium drill pipe for use in highly corrosive and harsh environments and to withstand extreme operating conditions such as those that exist offshore and in deep wells. We estimate that anywhere from 25% to 30% of our drill pipe sales during a normal market is for our premium grade products with special sizes, connections, or chemistries. When activity levels are low in the North American land market and the international and offshore markets represent a higher percentage of our sales, our premium drill pipe products will generally represent a majority of our drill pipe sales due to the higher specifications necessary for the international and offshore markets that we serve.

     Premium Connections and Tubular Products. Our premium connections and tubular products segment designs, manufactures, and sells a complete line of premium connections and associated premium tubular products and accessories. The term "premium" connections refer to threaded connections with a gas-tight seal and the ability to handle high torque, tension, and pressure. Premium tubulars are seamless casing and tubing (as opposed to rolled welded) with high-alloy chemistry and superior burst and collapse-resistance characteristics under harsh conditions. Our connections and premium products are used primarily for the completion of gas wells and offshore and other wells that are drilled in harsh high-temperature or high-pressure environments or in environmentally sensitive areas.

     Our premium connections and tubular products segment offerings include Atlas Bradford(R) premium engineered connections and tubing, TCA(TM) premium casing, and Tube-Alloy(TM) vacuum-insulated tubing and tubular accessories. We also provide premium and API threaded couplings and third-party connections on specialty, completion, and other products. We have been involved in the design and development of premium oilfield connections for over 40 years and are recognized in the industry as one of the leading providers of premium connection technology.

     Marine Products and Services. Our marine products and services segment provides proprietary connections and installation services for offshore conductors, subsea structures, and top tension production risers as well as proprietary wellheads for jack-up, exploration, and subsea wells through our recently acquired Plexus POS-GRIP(TM) product line. We also are in the process of adding subsea control and production systems to our product offering through our proposed acquisition of Scana Rotator in Norway.

     Other. In addition to the products and services provided through our three primary segments, we manufacture drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. We also are involved in joint ventures for the development of technologies for the oil and gas industry.

  BUSINESS STRATEGY

     Our business and growth strategy is to maximize the productivity and value of our existing assets and business and seek new growth opportunities outside our historical core business where we believe we can add value. Internally, we are currently focused on increasing the efficiencies and flexibility of our existing drilling products and premium connection businesses and making sure that we are positioned to take full advantage of the expected recovery in the North American drilling market when it occurs. Our objective is to be able to manufacture in normal markets 1.5 to 2.5 million feet of drill pipe per quarter (outside China), with little disruption to our operations. We are also maintaining the ability to increase our production to approximately 3.0 million feet per quarter (outside China) when market conditions require. Our marine products and services segment is focused on increasing our market share and efficiencies for our existing product lines as well as identifying and acquiring complementary businesses, products, and services.

     To achieve our strategic goals, we intend to:

     - Expand the geographic scope and product breadth of our drilling products and premium connections businesses. We are pursuing opportunities to expand the geographic and product breadth of these key product lines. We are currently in the process of acquiring a controlling interest in our Chinese drill pipe manufacturing affiliate and have entered into a joint venture with a Chinese tubular mill for the manufacture of unfinished drill pipe in China. These steps will expand our market share and product strength in this important oil and gas producing region, and provide us with a high-quality, low-cost manufacturer to service the Asian market.

     - Continue investing in and developing new technologies. We believe we must continue to be the leader in developing new technologies in each of our product lines and to add new technologies that are complementary to our existing products and services. In this regard, we recently licensed from a third-party a multi-faceted engineered connection, which we believe will expand the scope and performance characteristics of our premium connections product line. We also recently added our proprietary Plexus POS-GRIP(TM) wellhead and marine connection product line to our marine products and services operations. In addition, we are developing new technologies for the oil and gas industry through joint ventures with third-parties to use drill pipe as a downhole communication medium for downhole drilling and reservoir evaluation and for composite motors and pumps. We currently expect to introduce one or more of these products in the market by 2003.

     - Improve our manufacturing efficiencies. We will continue to pursue manufacturing efficiencies that will increase our profitability as well as the quality and reliability of our products and services. We are in the process of installing a state-of-the-art, automated drill pipe line in our Navasota, Texas drill pipe facility as well as modern tool joint manufacturing equipment in Mexico, which we believe will help us achieve these operating goals.

     - Rapidly develop our Marine Products and Services Segment. We formed our marine products and services segment during the fourth quarter of 2001 to position the Company to capitalize on what we believe are significant growth opportunities in this market. We plan to leverage off our existing marine products and services to acquire complementary businesses, products and technologies to increase our exposure. Since forming this separate segment, we have added our proprietary POS-GRIP(TM) wellhead product line and are in the process of acquiring a line of control valves for the offshore and deepwater markets.

  THE SPINOFF

     Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford International, Inc. (Weatherford). We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford of all of our common stock to its stockholders, to allow both companies to focus on growth strategies and capital structures appropriate for their respective businesses. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

DRILLING PRODUCTS AND SERVICES SEGMENT

     Our drilling products and services segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe products (including tool joints), (2) drill collars and heavy weight drill pipe, and (3) drill stem accessories and other. The following chart sets forth revenue by principal product line in our drilling products and services segment for 1999, 2000, and 2001:

                     DRILLING PRODUCTS AND SERVICES REVENUE
                                BY PRODUCT LINE

                                [PIE CHART TWO]

                                                          1999       2000       2001
                                                         ------     ------     ------
Drill Pipe Products....................................     64%        75%        80%
Drill Collars and Heavy Weight Drill Pipe..............     13%        16%        16%
Drill Stem Accessories and Other.......................     23%         9%         4%

Total Revenues.........................................  $134,275   $208,347   $382,579

     Our drilling products and services segment is materially dependent on both domestic and international drilling activity. Generally, demand for our drill stem products closely follows the domestic and international rig count. Domestic rig counts are mostly affected by changes in North American natural gas prices and demand, while international rig counts are affected primarily by changes in crude oil prices. Prices of oil and natural gas historically have been very volatile, creating sharp increases and decreases in the demand for our drilling products and services. Natural gas prices have recently been low in the United States compared with highs during the last two years due primarily to high levels of gas storage. This trend has resulted in a slowdown in drilling activity in the United States and North America, which has in turn impacted demand for drill pipe.

     We are seeing increasing intensity of use of our drill stem products, which causes them to wear out faster. This increased intensity of use results from: more wells being drilled either directionally or horizontally, which creates far higher abrasion and bending loads than in vertical wells; more gas wells being drilled, which typically are drilled to greater depths than oil wells; and the increasing prevalence of top drive rigs, which place more torsional stress on drill pipe than traditional rotary table rigs. We believe these trends will favorably impact long-term demand for our drill stem products going forward.

     With the increased complexity of drilling activity, demand for our proprietary line of eXtreme(R) drilling and other premium drilling products has grown. This value-added product line is specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore, and ultra-deepwater drilling, as well as high-temperature, high-pressure, and corrosive well conditions. Operators and drilling contractors have embraced this product line as a way to improve their efficiency and assure performance when drilling under extreme conditions. We believe that our eXtreme(R) product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of their most challenging drilling applications. In addition or our eXtreme(R) product line, our premium drill pipe products include our High-Torque(R) connections, proprietary sour-service grades, SmoothX(R) hard facing line, and other proprietary products.

     Our drilling products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies, and major, independent, and state-owned oil and gas companies. Our customers purchasing decisions are generally based on operational requirements, quality, price, and delivery.

     The following is a description of our principal drilling products:

  DRILL PIPE PRODUCTS

     Drill pipe is the principal mechanical tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 25,000 feet of drill pipe depending on the size and service of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.

     When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for drilling fluids and cuttings. Drill pipe is a consumable capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again in drilling another well until the drill pipe becomes damaged or wears out. We estimate that the average life of a string of drill pipe is three to five years, depending on usage and that an average rig will consume between 125 and 175 joints (3,875 to 5,425 feet) per year under normal conditions.

     In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, has substantially increased. Today we estimate that around 95% of the drill pipe we sell is required to meet specifications exceeding minimum API standards. Our products are designed to meet or exceed these standards. We offer a broad line of premium drilling products designed for the offshore, international, and domestic drilling markets. Our premium drilling products include our proprietary lines of XT(R) connections and our patented 5 7/8 inches drill pipe that delivers hydraulic performance superior to standard 5 1/2 inches pipe, and economic benefits comparable to standard 6 5/8 inches pipe.

     Our principal competitors in drill pipe are OMSCO Industries (a subsidiary of ShawCor Ltd.), IDPA (a subsidiary of Vallourec & Mannesmann Tubes (V&M Tubes)), and various smaller local manufacturers in the United States and in foreign countries. We typically compete on quality, technology, price, and delivery. We are, however, the technological leader in our industry.

  DRILL COLLARS

     Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.

     Our principal competitors for drill collars are OMSCO, SMFI (a privately owned company in France), Drilco Group (a subsidiary of Smith International, Inc.), and numerous other smaller manufacturers in the United States and foreign countries.

  HEAVY WEIGHT DRILL PIPE AND OTHER DRILL STEM PRODUCTS

     Heavy weight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavy weight drill pipe provides a gradual transition zone between the heavier drill collar and the relatively lighter drill pipe.

     We also provide kellys, subs, pup joints (short and odd-sized tubular products), and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

     Our principal competitors for heavy weight drill pipe and other drill stem products are Drilco Group, SMFI, OMSCO, and numerous other smaller manufacturers in the United States and foreign countries.

  OPERATIONS

     Our drilling products are manufactured in the United States, Canada, China, Italy, Mexico, Singapore, Austria, and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world. As of the beginning of 2002, our manufacturing operations had the ability to produce around 10 to 12 million feet of drill pipe a year. This excludes our Chinese operations, which have capacity of around 1.5 to 2.0 million feet and primarily serve the Chinese market. We are in the process of implementing a capital improvement program with the objective of automating much of our manufacturing process, reducing our costs and allowing us to respond quicker to changes in demand. Our operating plan is to be able to manufacture from 1.5 to
2.5 million feet of drill pipe per quarter outside China with little or no disruption to our operations and to be able to increase our production to 3.0 million feet per quarter if favorable market conditions exist. Overall, our goal is to be able to profitably manufacture at much lower production levels than we have in the past and improve our full cycle returns.

     We are the only fully vertically integrated drill pipe manufacturer in the world, controlling each facet of the drill pipe manufacturing process. We believe this unique manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers, including those located outside the United States that may have labor and other cost advantages over our U.S.-based manufacturing operations. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers' demanding product specifications, particularly with respect to green drill pipe tubes with body wall thicknesses, wall uniformity, and other features that exceed minimum API standards and are not readily available from third-party mills.

     The following picture illustrates the principal components of a joint of drill pipe and the locations where these products are manufactured and processed by us:

                             DRILL PIPE COMPONENTS

                             GREEN DRILL PIPE TUBE
                             VOEST-ALPINE (AUSTRIA)


                     [GRAPHIC]
    TOOL JOINT
  (MEXICO/ITALY)

                              FINISHED DRILL PIPE

                               (NAVASOTA, TEXAS;
                    BRYAN, TEXAS; CANADA; INDONESIA; CHINA)

                                   [GRAPHIC]

     Seamless Green Drill Pipe. The seamless green drill pipe tubes utilized by us to manufacture drill pipe are manufactured primarily by our 50.01% owned subsidiary, Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG (Voest-Alpine), located in Kindberg, Austria. Our Voest-Alpine mill has the ability to produce around 300,000 metric tons of seamless tubular products of 7 inches or less in diameter a year. We have committed to purchase 60,000 metric tons a year for our own use. Voest-Alpine provided us with most of the tubular raw material used to manufacture drill pipe in 2001. In addition to manufacturing green drill pipe for us, Voest-Alpine also sells finished tubing and casing products, primarily to the Russian, North American, Middle East, and Chinese markets.

     Tool Joints. We manufacture all of our tool joints at our wholly-owned subsidiaries located in Veracruz, Mexico and Turin, Italy. Tool joints, which are forged, threaded devices, are welded with an inertia or friction welder to each end of a section of seamless pipe to create a joint of finished drill pipe. We manufacture our tool joints from steel billets. We pre-heat the billets and forge them into tool joint blanks. We then heat treat, inspect, thread, and coat the tool joint blanks and perform make-and-break and hard banding operations which are required by the majority of our customers.

     Finished Drill Pipe Manufacturing. We conduct our drill stem manufacturing operations at our primary drill pipe manufacturing facility in Navasota, Texas as well as our other manufacturing locations in Bryan, Texas, Edmonton, Canada, China, and Indonesia. Manufacturing of drill stem products involves several highly complex processes. There are about 20 steps required to manufacture and process the seamless tubular component into a joint of drill pipe. Each seamless tube must be upset (the ends are reshaped), heat treated (including austenitizing, quenching, and tempering), inspected, straightened and the tool joints welded to the end of the pipe to create the finished product.

PREMIUM CONNECTIONS AND TUBULAR PRODUCTS SEGMENT

     Our premium connections and tubular products segment provides a full range of premium threaded connections for casing, production tubing, and other accessory equipment. This segment also manufactures and sells premium casing and tubing for use with our connections as well as third-party connections.

     Our principal premium connection line is our Atlas Bradford(R) product line. We offer this product line primarily in the United States and Canada due to a licensing arrangement previously entered into by us in which the international rights to our Atlas Bradford(R) connection line were licensed to a third-party. We also offer worldwide proprietary connections for specialty products such as expandable casing and related completion products.

     The demand for our premium connections and tubular products is heavily dependent upon North American drilling activity, as we generally do not sell these products and services outside of North America. In addition, because many of our premium connections are used for gas and offshore wells, the demand for our premium connections will fluctuate directly with drilling activity in those markets. Demand for these products on a short-term basis is also affected by the level of inventory held by OCTG distributors.

     The following charts set forth the revenues in 1999, 2000, and 2001 from our (1) Atlas Bradford(R) and other premium connections and tubing, (2) TCA(TM) casing product line, (3) Tube-Alloy(TM) vacuum-insulated tubing and tubular accessories business, and (4) Texas Arai line of API and premium couplings.

                    PREMIUM CONNECTIONS AND TUBULAR PRODUCTS
                        SEGMENT REVENUE BY PRODUCT LINE

                               [PIE CHART THREE]

                                                          1999       2000       2001
                                                         ------     ------     ------
Atlas Bradford Threading and Service...................     32%        29%        33%
TCA....................................................     29%        35%        30%
Tube-Alloy.............................................     16%        15%        18%
Texas Arai.............................................     23%        21%        19%

Total Revenues.........................................  $133,491   $225,628   $272,283

     The following is a description of our principal premium connections and tubular products offered by us:

  ATLAS BRADFORD(R) THREADING AND SERVICE

     We market our premium engineered connections primarily through our Atlas Bradford(R) product line. Through this line, we offer proprietary connections designed for all types and sizes of premium tubing and casing. We thread these connections on tubing and casing provided by third-parties as well as on our own Atlas

Bradford(R) and TCA(TM) tubing and casing. Our customers use premium connections when they need a connection that maintains a gas-tight seal while subjected to extreme tension, pressure, and compression forces or while drilling near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout. Therefore, operators and oil and gas companies generally purchase the best available connection, with price as a secondary factor.

     Our Atlas Bradford(R) line of premium connections has been recognized as one of the industry's leading connections for more than 40 years and is one of the most comprehensive product line offerings in the industry. We are continually developing new connections and improvements to existing connections to meet the requirements of today's harsh drilling environments. We recently introduced our Advanced NJO(TM) connection, an integral joint connection with enhanced compression and bending strength, torsion capability, and external pressure sealing. We recently developed a patented premium connection for expandable tubular applications in conjunction with Enventure Global Technology, LLC, a joint venture between Shell Oil Company and Halliburton. We are also a licensee of various other connections that we offer in North America and elsewhere.

     We generally sell our premium connections and tubular products through major distributors in the United States and Canada. We also sell our premium connections on tubular products directly to operators of oil and gas wells. Our Atlas Bradford(R) premium tubing is manufactured and designed to customer specifications for quick delivery or distributor inventory. Our premium tubing is generally sold only with our Atlas Bradford(R) premium connections.

     Our principal competitors for this product line are Hydril Company, V&M Tube, Sumitomo, Kawasaki Steel, Nippon Steel, Hunting Interlock, Inc., the Tenaris Group and numerous other smaller competitors domestically and internationally. Our Atlas Bradford(R) line is offered internationally outside of North America by other parties through license arrangements. As a result, our market for premium connections is currently primarily limited to North America. Sales of our Atlas Bradford(R) premium and other connections and tubulars in 1999, 2000 and 2001 were $43.3 million, $65.1 million and $88.4 million, respectively.

  TCA(TM)

     Our premium casing products are offered through our TCA(TM) product line. These product offerings are designed to address that segment of the oilfield tubular casing market that requires special product characteristics not generally offered by the tubular steel mills. Our TCA(TM) product line also provides tubular processing services for major tubular steel mills.

     We manufacture and sell premium casing, which includes high-performance, proprietary, and custom-designed seamless OCTG from 5 to 17 inches in diameter as well as API casing. Our premium casing is designed for critical applications. To capitalize on the high value spot market, we maintain common and high-alloy green tubular inventories to provide quick delivery of custom-finished casing and coupling stock. To further meet specific customer specifications and delivery requirements, we offer our specialized Premium Pipe Pak(TM) product line. Premium Pipe Pak(TM) is an innovative bundling of proprietary premium casing, premium engineered connections, and inspection services offered in conjunction with an independent third-party inspection company. This product line allows the customer the option of having threaded and inspected critical-service casing shipped "rig-ready" directly to the customer's well site, and reduces costs and delivery times. Our TCA(TM) products are sold with or without our proprietary Atlas Bradford(R) connections. Sales of TCA(TM) premium casing products in 1999, 2000 and 2001 were $38.5 million, $80.7 million and $81.8 million, respectively.

  TUBE-ALLOY(TM) ACCESSORIES

     Tubular accessories are manufactured and sold through our Tube-Alloy(TM) product line and include flow control equipment, such as vacuum-insulated tubing, pup joints, and landing nipples. Our vacuum-insulated tubing represents an advanced flow-control solution used in the Gulf of Mexico to minimize paraffin deposits, gas hydrate formation, and annular pressure buildup in deepwater production environments. Through our Tube-Alloy(TM) product line, we thread third-party tubular products with our Atlas Bradford(R) connections as well as with third-party connections licensed to us. Sales of Tube-Alloy(TM) accessories and services in 1999, 2000 and 2001 were $21.5 million, $33.1 million and $50.1 million, respectively.

     The tubular accessories market is highly fragmented, and our Tube-Alloy(TM) product line competes with numerous smaller companies in each geographic market, as well as larger companies such as Hydril, Hunting Interlock, Benoit, Inc., and Steel Tubulars, Inc. Customers include operators and various service companies, including Schlumberger, Halliburton, Baker Hughes, and Weatherford.

  TEXAS ARAI COUPLINGS

     We manufacture and sell couplings through our Texas Arai product line. Couplings are used to connect joints of premium and API casing and tubing. Texas Arai is one of the world's largest providers of couplings for oilfield applications. Texas Arai's couplings are provided to mills, distributors of tubular products, and end-users. Sales of our Texas Arai couplings in 1999, 2000 and 2001 were $30.2 million, $46.8 million and $52.1 million, respectively.

     Our primary competitors for couplings are Amtex, Western Canada, Wheeling Machine, and Hunting Interlock as well as numerous other smaller manufacturers.

  OPERATIONS

     Our manufacturing processes for premium tubing and casing are generally similar to the processes used to manufacture the tubular component of a joint of drill pipe, with the exception that tubing, once manufactured, will have a threaded connection cut into each end rather than a welded on tool joint. Except for sales of finished tubing and casing by Voest-Alpine, we do not manufacture the green tubes used for tubing and casing. Rather, we provide threading and processing services to our customers or further process the purchased green tube into finished tubing or casing that we sell. In addition, due to the fact that tubing and casing are not subject to the same extreme operational stresses as drill pipe, the standards and specifications for casing and tubing are for most applications significantly less than for the tubular component of a joint of drill pipe. At present, U.S. Steel supplies a majority of our seamless tubular material requirements for premium casing and tubing, although other tubular sources are available to us. Manufacturing operations for this segment are conducted at various locations in Texas, Louisiana, and Oklahoma.

MARINE PRODUCTS AND SERVICES SEGMENT

     Our marine products and services segment provides a variety of products and services for the offshore oil and gas construction and completion business. Our products and services in this segment consist of our proprietary XL Systems(TM) marine connections for large bore tubulars, including drive pipe, jet strings, conductor casing and tendons, hammer and installation services, and top tension production risers. Also, we recently added a newly patented line of innovative wellheads for jack-up drilling using the Plexus POS-GRIP(TM) system, and we are currently designing a line of marine connectors and subsea wellheads using this system. In addition, we are in the process of adding subsea control systems to our product offerings through our pending acquisition of Scana Rotator in Norway. We are currently reviewing other product lines for possible additions to our marine package and intend to pursue acquisitions of various products and services in these markets over the next year.

     The demand for our marine products and services is heavily dependent on the level of offshore and deepwater drilling activity in North America (primarily in the Gulf of Mexico and Eastern Canada) as well as other international locations. While this activity is dependent upon oil and gas prices, deepwater projects are generally long-term and capital intensive in nature and less likely to be influenced by short-term (less than 6 to 9 months) changes in prices. The marine products and services segment is therefore generally less cyclical as compared to our other business segments. The deepwater marine market is expected to grow at an annual rate of around 20% a year over the next three to five years. Accordingly, we believe this is a market that should provide us a greater portion of our revenues and earnings in the future as we add to our capabilities to serve this growing market.

  XL SYSTEMS(TM) AND OTHER MARINE CONNECTIONS

     Our XL Systems(TM) product line offers the customer an integrated package of large bore tubular products and services for offshore completions and production. This product line includes our proprietary line of wedge thread marine connections on large bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings, conductor casing, and tendons. We also offer weld-on connections and service personnel in connection with the installation of these products.

  HAMMER AND OTHER INSTALLATION SERVICES

     We offer various hammer and related installation services. Our hammer services are used in connection with the installation of our XL Systems(TM) drive pipe as well as drive pipe provided by third-parties. Our welding and caisson installation services are provided utilizing weld-on marine connectors. We currently own the largest fleet of hydraulic hammers operating in the Gulf of Mexico. Hydraulic hammers provide a higher energy source, and are safer and more environmentally efficient than diesel-powered mechanical hammers.

  RISERS

     Risers generally come in sizes ranging from 9 3/8 inches to 13 inches and represent that section of the offshore production system ranging from the wellhead and mudline up to the offshore production platform, which is typically either a floating platform, tension leg platform or SPAR. We currently offer top tension production risers and have begun to bundle our riser products with other third-party technology to offer a complete line of riser products. Our risers are sold with our various marine riser connectors. The tubular and coupling components of our riser products are manufactured for our marine products and services segment by our TCA(TM) and Texas Arai product lines.

  POS-GRIP (TM) WELLHEADS

     We recently introduced a new proprietary wellhead used for jack-up drilling which utilizes the patented POS-GRIP(TM) system. The POS-GRIP(TM) system is a unique method for gripping tubulars in wellheads and subsea components using a hydraulic gripping process. We estimate that our wellhead system saves anywhere from 12 to 17 hours of rig time compared to a traditional system. We currently have five rental wellheads in the field and expect to have between 15 and 20 by the end of the year. We are also working closely with major operators on applying our POS-GRIP(TM) technology to subsea applications for wellheads and risers as well as other applications for deepwater drilling and completions. Our revenues in this product line in 2002 will primarily be for rental wellheads and engineering and design services.

  SCANA ROTATOR

     Our pending acquisition of a majority interest in Scana Rotator will expand our manufacturing capabilities into the area of control valves. Scana Rotator is a leading provider of hydraulic control and production valves to the offshore industry, with strong market positions in the North Sea. Subsea control systems are used to control production and other subsea equipment.

  OPERATIONS

     Manufacturing of our XL Systems(TM) marine connections and large bore tubulars occurs at our manufacturing locations in Beaumont, Texas, the Netherlands, and Singapore. We purchase the large-diameter welded tubulars utilized in these manufacturing processes from various mills around the world. Manufacturing of our riser products for our marine products and services segment occurs at our TCA(TM) and Texas Arai operations located in Muskogee, Oklahoma and Houston, Texas.

OTHER

     In 1999, we entered into the industrial drill pipe and construction casing market. Sales of this product line primarily began in 2000. The industrial market consists of horizontal directional drilling tools for laying fiber optic cables and other utility lines, drill pipe for water well drilling, and other pipe used in construction. To date we have not made any significant income from this business and are evaluating the best method to market and benefit from the industrial drill pipe business.

     We also own 50% interests in two joint ventures involved in the development of new technologies. One joint venture is developing technology to use drill pipe as a communication medium for downhole drilling and reservoir evaluation. The other joint venture is focused on technology to develop composite motors and pumps for the oil and gas industry. Although we expect to introduce products in the market from these joint ventures sometime in 2003, these technologies are still in the development stage and are not expected to generate any material revenues or earnings in 2002.

OTHER BUSINESS DATA

  PATENTS

     Many areas of our business rely on patents and proprietary technologies. We currently have numerous patents issued or pending. Many of our patents provide us with competitive advantages in our markets. Although we consider our patents and our patent protection to be important for our existing business and for the development of new technologies and businesses, we do not believe that the loss of one or more of our patents would have a material adverse effect on our business as a whole.

  BACKLOG

     As of December 31, 2001, we had a product backlog of $144.8 million, representing 20% of our total revenues for 2001. We had a product backlog as of December 31, 1999 and 2000 of $60.4 million and $161.2 million, respectively. These year-end backlogs represented 21% and 32% of our total revenues for those years, respectively. The decrease in product backlog from 2000 to 2001 reflects current weak North American market conditions. We estimate that around 90% of our drilling products backlog is for the international and offshore market, which has favorably impacted our average sale prices due to the premium nature of the products we generally sell in these markets. As of February 28, 2002 we had a total product backlog of $134.5 million, of which $89.9 million, $35.5 million, $6.3 million, and $2.8 million related to drilling products, premium connections and tubulars, marine products, and other, respectively.

  INSURANCE

     We believe that we maintain insurance coverage that is adequate for the risks involved. However, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible that an adverse claim could arise that exceeds our coverage. Further, insurance rates have in the past been subject to wide fluctuations, and changes in coverage could result in increases in our cost or higher deductibles and retentions.

     We do not maintain political risk insurance (generally designed to cover expropriation and nationalization exposures), but do maintain all-risk property insurance that covers losses from insurrection, civil commotion, and uprising. This insurance does not cover losses resulting from a declared state of war and provides a limited range of coverage from terrorist attacks.

  FEDERAL REGULATION AND ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state and local laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have over the years become more stringent, and compliance with such laws increases our overall cost of operations. In addition to affecting our ongoing operations, applicable environmental laws can require us to remediate contamination at our properties, at properties formerly owned or operated by us, and at facilities to which we sent waste materials for treatment or disposal. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim could arise with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used that could have a material adverse effect.

     Our expenditures during 2001 to comply with environmental laws and regulations were not material. We also believe that our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future.

     Our operations are also affected by trade laws affecting the import of OCTG, drill pipe, and other products into the United States. Although the majority of our manufacturing operations, including the capital investment, employees, and costs and expenses associated therewith, are located in the United States, we have key manufacturing facilities located outside the United States, including our Voest-Alpine subsidiary located in Austria, our drill pipe manufacturing facility located in Canada, and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the United States.

     Imports of products from our foreign locations that are utilized by our domestic manufacturing operations can be the subject of investigations, including antidumping and countervailing duty orders into whether such products are unfairly priced at low levels (i.e., dumping) and causing material damage to the domestic industry, as well as investigations under Section 201 of the trade laws into whether such imports have seriously damaged the domestic industry. Although we believe we are the clear price leader for drill pipe and other drill stem products and do not utilize imports from our foreign facilities to "dump" our products, our products have been and may in the future be the subject of such investigations. In this regard, the green drill pipe tubes and tool joints imported by us from our foreign locations to support our United States operations were included in the recent Section 201 investigation into steel imports conducted by the President and the International Trade Commission during the second half of 2001. However, during this process, all products manufactured at our foreign locations were excluded from any tariffs being imposed.

EMPLOYEES

     As of December 31, 2001, we had 3,827 employees. Certain of our operations are subject to union contracts. These contracts, however, cover only approximately 19% of our total employees. We believe our relationship with our employees is good.

ITEM 2.  PROPERTIES

     The following table describes the material manufacturing and other facilities and principal offices we currently own or lease.

                       FACILITY    PROPERTY
                         SIZE        SIZE
LOCATION               (SQ. FT.)   (ACRES)    TENURE                UTILIZATION
--------               ---------   --------   ------                -----------
Navasota, Texas......    347,000    195.87    Owned    Manufacture of drill stem products
                                                       and premium threaded casing, liners,
                                                       and tubing
Veracruz, Mexico.....    303,400     42.00    Owned    Manufacture of tool joints
Muskogee, Oklahoma...    195,900    114.50    Leased   Manufacture of TCA(TM) premium casing

                          FACILITY    PROPERTY
                            SIZE        SIZE
LOCATION                  (SQ. FT.)   (ACRES)    TENURE                UTILIZATION
--------                  ---------   --------   ------                -----------
Houston, Texas.......        30,253        --    Leased   Corporate headquarters
                            148,500     20.00    Leased   Manufacture of Atlas Bradford(R)
                                                          connectors
                            114,200     22.00    Owned    Manufacture of API and premium
                                                          threaded couplings
                             54,500      7.00    Owned    Premium threading services and
                                                          manufacture of tubular accessories
                             23,150     10.00    Owned    Manufacture of drill collars, heavy
                                                          weights, and kellys
                             31,800     10.00    Owned    Heat-treat of drill collars and
                                                          kellys

The Woodlands, Texas....     44,528        --    Leased   Sales and administrative offices

Bryan, Texas............    160,000     55.30    Owned    Manufacture of premium tubulars,
                                                          industrial drill pipe, and oilfield
                                                          drill pipe

Kindberg, Austria.......  1,614,600    101.27    Leased   Manufacture of green drill pipe and
                                                          finished casing

Baimi Town, Jiangyan,
  Jiangsu China.........     49,428      7.25    Leased   Manufacture of drill pipe and
                                                          pipeline accessories
Edmonton, Alberta,
  Canada................    203,900      8.31    Owned    Manufacture of drill stem products,
                                                          premium threaded casing, liners, and
                                                          tubing

Turin, Italy............     60,400     10.00    Owned    Manufacturer of tool joints

Lafayette,
  Louisiana.............     18,300      2.00    Leased   Premium threading of downhole and
                                                          specialty equipment

Houma, Louisiana........    101,150     17.63    Owned    Manufacture and threading of downhole
                                                          accessories

Broussard, Louisiana....     24,600      5.64    Owned    Provider of drivers for conductor
                                                          installation services

Jurong, Singapore.......     33,600      2.67    Leased   Manufacture of drill collars,
                                                          accessories, and threading services

Big Run, Pennsylvania...    136,000     28.22    Owned    Manufacture of industrial drill pipe

Beaumont, Texas.........     12,300     29.00    Owned    Premium threading services and
                                                          manufacturer of conductors

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. See Item 1. Business -- Other Business Data -- Federal Regulation and Environmental Matters in this report, which is incorporated by reference into this item. Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

     In May 1997, Mr. John D. Watts filed suit in the United States District Court for the Eastern District of Texas, Beaumont Division, against XL Systems(TM) for infringement of Patent No. 5,247,418 (the "418 Patent") and trade secret misappropriation, breach of contract, and unjust enrichment. The claims of trade secret misappropriation, breach of contract and unjust enrichment were subsequently dismissed by the trial court upon XL Systems'(TM) motion for summary judgment.

     On March 2, 2001, a jury found that XL Systems'(TM) XLC connection infringed Claim 1 of the 418 Patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. On September 28, 2001, the United States District Court for the Eastern District of Texas Court entered a judgment in the case. In connection with this order, the Court took the following actions: (1) reduced the jury award from $1,675,450 to $1,048,680; (2) awarded prejudgment interest of $172,697; and (3) denied enhanced damages and attorney's fees. In addition, the Court stayed any injunction preventing XL Systems(TM) from making and selling its XLC connection in its current configuration, so long as XL Systems(TM) escrows a royalty in the sum of 3% of gross revenue from sales of XLC connections and 7% of gross revenue from sales of XLC threading services. We have appealed the decision to the federal circuit, and Mr. Watts has appealed the decision of the court, denying enhanced damages and attorney's fees and granting of summary judgment on his trade secret misappropriation and other claims. We do not expect a decision on any appeal for at least the next 12 months. We also believe that our XLC connections can be manufactured and applied without infringing the patent claims in question if the lower court decision is upheld. Based upon the reduction in damages, denial of enhanced damages, and the stay on the injunction, we believe we are fully accrued for our potential liability, including escrowed royalties, in this case.

     Additional charges of $3.5 million and $4.5 million, could be necessary in the event of reversal on appeal of enhanced damages and attorney's fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol "GRP." Our common stock began "regular way" trading on the NYSE on April 17, 2000 (the business day immediately following our spinoff from Weatherford).

     The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE. Because our shares were not publicly traded until April 17, 2000, we have presented share information only for the periods ending after such date.

                                                               HIGH       LOW
                                                              -------   -------
2000
  Second quarter............................................  $26.250   $13.125
  Third quarter.............................................   25.875    18.250
  Fourth quarter............................................   25.500    13.750
2001
  First quarter.............................................  $22.938   $15.800
  Second quarter............................................   24.200    15.100
  Third quarter.............................................   17.590     5.250
  Fourth quarter............................................   11.500     5.300

     We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and indenture governing our 9 5/8% Senior Notes Due 2007 contain restrictions on our ability to pay dividends. Refer to Part II -- Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

     At March 20, 2002, we had 3,345 record holders of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain of our historical financial data. Until we were spun off on April 14, 2000, we were a wholly-owned subsidiary of Weatherford. This information has been prepared as if we had been a stand-alone company for the periods presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

                                                    YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------
                                   1997       1998         1999         2000            2001
                                 --------   --------     --------     --------        --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Revenues.......................  $630,021   $646,454     $286,370     $498,481        $740,127
Operating Income (Loss)........   115,436    112,884(a)   (33,014)(b)   (4,736)(c)      73,055(e)
Net Income (Loss) Before
  Cumulative Effect of
  Accounting Change............    61,514     65,720(a)   (33,511)(b)  (14,696)(c)      28,090(e)
Net Income (Loss)..............    61,514     65,720(a)   (33,511)(b)  (16,485)(c)(d)   28,090(e)
EARNINGS (LOSS) PER SHARE(F)
(Pro forma prior to effective
  date of spinoff)
Before Cumulative Effect of
  Accounting Change:
     Basic.....................      0.64       0.68        (0.33)       (0.13)           0.26
     Diluted...................      0.63       0.67        (0.33)       (0.13)           0.25
Net Income (Loss):
     Basic.....................      0.64       0.68        (0.33)       (0.15)           0.26
     Diluted...................      0.63       0.67        (0.33)       (0.15)           0.25
BALANCE SHEET DATA (AT END OF
  PERIOD)
Total Assets...................  $662,598   $738,314     $734,575     $892,564        $915,598
Long-Term Debt.................    27,387      9,265       24,276      219,104         205,024
Subordinated Note to
  Weatherford..................   100,000    100,000      100,000           --              --
Stockholders' Equity...........   332,722    445,211      453,856      431,503         468,967

---------------

(a) Includes $35.0 million, $22.8 million net of tax, of other charges relating to a reorganization and rationalization of our business in light of our industry conditions for the year ended December 31, 1998.

(b) Includes a charge of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(c) We incurred $41.3 million of other charges, $26.9 million net of tax, during the year ended December 31, 2000. This includes $11.0 million, $7.2 million net of tax, related to inventory write-offs, which have been classified in cost of sales, $11.1 million, $7.2 million net of tax, related to asset impairments and other reductions, and $19.2 million $12.5 million net of tax, of adjustments to capitalized manufacturing cost, which have been classified in cost of sales. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 4 and 20 to the Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the charges taken.

(d) Includes a cumulative effect of accounting change related to SEC Staff Accounting Bulletin (SAB) No. 101 of $1.8 million, net of tax. Refer to
     Note 1 to the Financial Statements included elsewhere in the Annual Report on Form 10-K for further discussion of the effect of SAB No. 101.

(e) We incurred $44.8 million of other charges, $29.1 million net of tax, during the year ended December 31, 2001. This includes a charge of $11.2 million, $7.3 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales, and $33.6 million, $21.8 million net of tax, related to the write-off of assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million and severance and related expenses of $14.4 million.

(f) We have calculated our pro forma earnings per share using our pro forma basic and diluted weighted average shares outstanding for each of the periods presented. In calculating our pro forma basic weighted average shares, we have adjusted Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of shares that would have been outstanding at the time assuming a distribution of one share of our common stock for each share of Weatherford common stock. Our pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. This estimate is calculated based on Weatherford's dilutive effect of stock options and restricted stock. The effect of stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2000 and 2001, and our results of operations for each of the years in the three-year period ended December 31, 2001. This discussion should be read with our financial statements and their notes included elsewhere in this Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group", "organization", "we", "us", "our" and "its", or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

     Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. We also provide a variety of products and services to the growing world-wide offshore and deepwater market through our newly-created marine products and services segment. Our drill stem products are used to drill oil and gas wells, while our premium connections and tubular products are used to complete oil and gas wells once they have been successfully drilled. Our marine products and services are used for subsea construction, installation, and production. Our customers include major, independent, and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We operate 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia, and 30 sales, service, and repair locations globally.

     We operate through three primary business segments: (1) drilling products and services, (2) premium connections and tubular products and (3) marine products and services. We also provide drill pipe and casing used in the fiber optic, construction, and water well industries and are involved in several joint ventures to develop various technologies.

     For the year ended December 31, 2001, 51% of our revenues were derived from our drilling products and services segment, 37% from our premium connections and tubular products segment, 6% from our marine products and services segment, and 6% from our other operations. Substantially all of our revenues in our premium connections and tubular products segment are generated in North America. Although most of our drilling product sales are made from our North American locations, we estimate that around 30% to 40% of our oilfield drill stem revenues in 2001 were for use in the international and offshore markets. With the expected continued slowdown in North American land drilling during the first half of 2002, a majority of our new orders of drill stem products will continue to be for use offshore or in the international markets.

     Until April 14, 2000, we were a wholly-owned subsidiary of Weatherford. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments under different assumptions or conditions.

     We record revenue at the time our manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, and title and risk of loss has passed to the customer. This can include revenue on bill and hold transactions where the product has been completed and is ready to be shipped, however at the customer's request we are storing the product on the customer's behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed. Allowances for bad debt are provided based on a specific customer collection issues. If actual future allowances differ from what has been identified, additional allowances may be required.

     Inventory costs are determined principally by the use of first-in, first-out (FIFO) method, and are stated at the lower of such cost or realizable value. We value our inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. We also periodically perform obsolescence reviews on our slow-moving inventories and establish reserves based on current assessments about future demands, market conditions, and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

     The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using third party appraisals and management judgments.

     A review for impairment of long-lived assets, including goodwill, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs.

     We have contingent liabilities and future claims for which we have made estimates of the amount of the actual cost of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of the Company's exposure and recorded a provision to cover an expected loss based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities primarily include litigation, warranty claims and contract claims.

MARKET TRENDS AND OUTLOOK

  RECENT AND HISTORICAL TRENDS

     Our business is materially dependent on drilling and production activity and the associated demand for our drilling products, premium connections and tubulars, and marine products and services. Generally, demand for our products is a function of drilling and completion activity. Demand for our drill stem products closely follows the domestic and international rig counts, which in turn closely follow the prices of oil and gas. Demand for our premium connections and tubulars closely follows the United States gas rig count and Gulf of Mexico rig count. Demand for our marine products and services follows the level of offshore and deepwater drilling activity, which, although dependent upon prices of oil and natural gas, is less likely to follow short-term changes in oil and natural gas prices as these projects are very capital intensive and are more often based upon long-term forecasts for oil and gas prices.

     Our drill stem products are consumable capital goods and wear out through a combination of friction and metal fatigue. Demand for our drill pipe and related drilling products is particularly impacted by changes in drilling activity, in particular changes in North America, which represents over 60% of the available drilling rigs outside of the former Soviet Union and China. Changes in the North American rig count affect demand in two ways. First, activity levels affect ongoing demand positively or negatively depending on the level. Second, drill pipe associated with idle rigs owned by a drilling contractor becomes available for use on the active rigs of that contractor. As a result, rig contractors will generally fully utilize their inventory on these idle rigs until their inventory drops to a level that would limit their ability to reactivate their rig fleet to meet demand that they expect to see in the next three to six months. Accordingly, in a declining rig count environment, demand for drill pipe declines faster than the rig count. Conversely, in an increasing rig count environment, demand will generally exceed the basic or normalized demand associated with that rig count due to the need to add drill pipe on reactivated rigs.

     In recent years, we have seen increasing intensity of use of drill pipe and other drill stem products, which causes these products to wear out faster. This increased intensity of use results from more wells being drilled directionally, horizontally, deeper or in more extreme downhole environments. We believe these trends will favorably impact long-term demand for our drill stem products going forward.

     The demand for our premium connections and tubular products is heavily dependent upon North American natural gas drilling activity. Demand for these products on a short-term basis is affected by the level of inventory held by distributors of OCTG. Distributors often reduce purchases in a down market until their inventory positions are brought in line with then-prevailing market conditions. Over the long-term, a key factor impacting demand for our premium connections and tubular products is the United States dependence on natural gas as a fuel. We believe that domestic demand for natural gas will substantially increase over the next 5 to 10 years. This increased natural gas demand should increase the level of natural gas drilling and completions, and the demand for our premium connections and tubulars.

     We believe that as well depths increase, it is more likely that premium connections and tubulars, such as those we manufacture, will be used as opposed to API standard products. Gas wells also generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require premium connections and tubular products as opposed to API-standard products. These wells also are more likely to be drilled utilizing higher-end drill stem products such as our eXtreme(R) product line. Natural gas drilling represented over 65% of the wells drilled in North America during 2001.

     The demand for our marine products and services is a function of the level of offshore and deepwater drilling occurring in North America (primarily in the Gulf of Mexico) as well as international locations. The level of offshore and deepwater activity is a function of oil and gas prices and demand. Our riser, conductor and drive pipe product lines generate a large portion of their revenues from activity in the shelf and shallow waters and are therefore impacted by changes in activity in those markets. These products, however, are also used for deepwater projects, which are generally long-term and capital intensive in nature. Accordingly, demand in the deeper waters is generally less cyclical in nature and less likely to be influenced by short (less than 6 to 9 months) changes in prices.

     Prices for oil and natural gas have been and continue to be very volatile, with material declines having adverse effects on the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and North American (U.S. and Canadian) and international rig counts for the years reflected:

                                                               DECEMBER 31,
                                                     ---------------------------------
                                                      1998     1999     2000     2001
                                                     ------   ------   ------   ------
WTI Oil(a)
  Average(d).......................................  $14.38   $19.30   $30.37   $25.96
  Ending...........................................   12.14    24.79    26.72    20.42
Henry Hub Gas(b)
  Average(d).......................................  $ 2.08   $ 2.72   $ 4.30   $ 3.96
  Ending...........................................    1.88     2.29    10.53     2.75
North American Rig Count(c)
  Average(d).......................................   1,089      854    1,260    1,497
  Ending...........................................     895    1,183    1,507    1,165
International Rig Count(c)
  Average(d).......................................     755      588      652      745
  Ending...........................................     671      574      705      752

---------------

(a) Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: U.S. Energy Information Administration.

(b) Price per MMBtu as of the dates presented above. Source: U.S. Energy Information Administration.

(c)  Source: Baker Hughes Rig Count (excludes China and the former Soviet
     Union).

(d)  Average prices and rig counts are for the 12-month period ended.

  MARKET TRENDS DURING 1999 AND 2000

     In 1999, the price of oil hit an historical low (taking into account inflation) of $11.68 per barrel, and the North American and international rig counts reached historical lows of 558 and 556, respectively. The downturn in the industry in 1999 led our customers to substantially curtail their drilling and exploration activity at that time. This decline in activity resulted in substantially lower purchases of capital equipment used for the exploration and drilling of oil, in particular drill pipe and other drill stem products we manufacture. We were also impacted by customers and distributors reducing their inventories of premium tubular products in light of market conditions, and by customers canceling and delaying orders to reduce costs. Indicative of the impact of the downturn, we estimate that worldwide demand for new drill pipe for 1999 was less than 5 million feet compared to over 16 million feet in 1997. As of December 31, 1999, our product backlog had declined to approximately $60.4 million and our manufacturing facilities were operating at less than 30% utilization.

     In light of the adverse market conditions facing us, we reduced substantially the operations at our manufacturing facilities. This decision impacted our 1999 results by creating large unabsorbed costs for the operation of our manufacturing facilities at extremely low utilization levels. These unabsorbed costs combined with lower sales resulted in an operating loss for 1999.

     During the latter part of 1999, WTI crude oil prices began to increase, which continued during 2000, moving above $30 per barrel during the first quarter of 2000. During 2000, WTI crude oil prices reached a high of $37.20 per barrel and a low of $23.85 per barrel. Similarly, natural gas prices increased significantly during 2000, to a high of $10.53 per MMBtu from a low of $2.15 per MMBtu. These improved market conditions affected our operating segments differently.

     Our drilling products and services segment benefited from stronger market conditions in 2000, but to a much lesser extent than our premium connections and tubular products segment. Our drilling products are sold worldwide and international sales in 2000 lagged the increase in North America. Demand for our drill stem products was also affected by customer inventories. Because the North American rig count fell to such low levels in 1999 from their highs in 1998, our customers primarily utilized their own inventory in 1999 and early 2000. As the rig count began to increase in 2000 and expectations of a higher rig count in 2001 began to be realized, we began to see increasing orders at the end of 2000. Although drill stem purchases were relatively low in 2000, our revenues and gross profit from drill stem sales increased substantially in 2000 over 1999 levels.

     Our premium connections and tubular products segment benefited significantly from stronger market conditions in 2000 as the North American gas rig count began to increase. Unlike our drilling products segment, the increase in the 2000 rig count resulted in a rapid recovery in this segment. This segment saw both its volumes and prices increase in 2000 and reported a record year as natural gas drilling levels began to exceed the prior recent peak.

     Our marine products and services segment benefited from the upturn in oil and gas prices from 1999 levels, although not as quickly as our premium connections and tubular products segment. This slower recovery was because offshore projects are more capital intensive in nature and respond slower to changes in demand.

  2001 OPERATIONAL RESTRUCTURING

     Our 2000 results were below our expectations due to our slow response to the up cycle in our drilling products segment in 2000 and losses incurred in two of our other business units. In light of these results, we engaged in a full review of our businesses and operations with the view of enhancing our ability to better realize the benefits of favorable market conditions. This review identified the following major areas of concerns and actions that needed to be taken:

     - Pricing. The pricing of our drill stem products had not kept up with the market, and we had in backlog approximately six months of production at prices that were only marginally profitable based on our existing costs. As a result, we immediately enacted price increases across the board for all of our drill stem products effective for sales booked in February. As a result of these actions, the average price of drill pipe sold by us during the second half of 2001 was approximately $32.32 per foot, and the average pricing in our drill pipe backlog at December 31, 2001 was $39.32 per foot. On an equivalent basis, we estimate that our average pricing increased during 2001 by around 20% to 25%. The higher priced backlog at year-end also reflected a much higher mix of premium drill pipe sales.

     - Manufacturing Capacity. Our drill pipe actual manufacturing capacity was around 1.4 to 1.5 million feet per quarter at the end of 2000 against a potential capacity of around 3.0 million feet per quarter outside of our Chinese operations. We immediately implemented a plan to increase this capacity. By the fourth quarter of 2001, we had available worldwide manufacturing capacity of approximately 3.0 million feet per quarter. We have reduced the available capacity to around 2.5 million feet a quarter in light of the current market, but have assets in place to produce approximately 3.0 million feet a quarter within a period of four to six months, outside of the Chinese market, when the market improves.

     - Manufacturing Costs. Our manufacturing costs for drill stem products were too high, we were not yet benefiting from higher absorption rates, and our manufacturing capacity was not allocated in the most efficient manner. In response, we implemented a capital improvement program for 2001 and 2002 with the objective of reducing costs and improving efficiencies. We also reallocated manufacturing facilities to increase our manufacturing absorption rates, increase production volumes, and improve processes to focus on gaining efficiencies. These activities resulted in lower costs during the year.

     - Industrial Drill Pipe. We had committed in 2000 to our industrial drill pipe product lines a number of resources, including the allocation of needed oilfield drill stem manufacturing capacity. The Industrial product line generated approximately $2.5 million in operating losses during 2000, excluding $2.3 million of other charges, in the fourth quarter of 2000. In the first quarter of 2001, we instituted an operational reorganization in which we reallocated production among our facilities to improve efficiencies, reduced industrial head count, refocused marketing, and concentrated on lowering costs. As a result, we were able to reduce the operating loss for this product line during the remainder of 2001. This business now is reported in the "Other" segment. We are currently reviewing our options as to how to maximize the value and return on assets of this business to us.

     - Marine Products and Services. Our marine connection business operated at a loss in 2000 due to weak market conditions, slow market penetration, and high selling, general, and administrative expenses in light of its revenue base. During 2001, we strengthened our management and sales force in this segment and improved penetration in our target markets.

2001 MARKET DECLINE AND CURRENT EXPECTATIONS

     The high level of drilling activity that we saw in the later part of 2000 and first half of 2001 began to slow in the third quarter of 2001. This slow-down was primarily a function of falling natural gas prices in the United States. This decline was the result of a number of factors, including a slow-down in the United States economy, fuel switching that occurred as gas prices were reaching their high range, and mild weather. Additional natural gas supplies also came to market in late 2000 and early 2001. All these factors contributed to near record natural gas storage levels during this last winter and have created an overhang in the market as we enter the spring with short-term uncertainty on natural gas prices and North American drilling activity.

     The decline in activity and uncertainty in natural gas prices is evidenced by a decline in average natural gas prices and in the United States gas rig count from the first half of 2001. Natural gas prices averaged $2.60 per MMBtu during the second half of 2001 compared to $5.32 per MMBtu during the first half of 2001. The United States gas rig count similarly fell from a high of 1,068 rigs on July 13, 2001, to a low of 741 rigs on December 21, 2001. Lower natural gas prices and North American drilling has continued into 2002, with natural gas prices averaging $2.28 per MMBtu and WTI crude prices averaging $20.18 per barrel during the first two months of 2002. The United States natural gas rig count is currently around 605. On the other hand, natural gas prices are currently over $3.00 per MMBtu.

     Although we saw weakness in the North American markets in the second half of 2001, international activity continued to grow during the year. The strength in international activity reflects a more stable outlook on oil pricing and demand and supply restraints by the members of OPEC and other producing countries. International drilling activity is also generally focused on larger, longer-term projects that are less sensitive to current changes in oil prices as long as prices remain within a reasonable range. Most of our current drill stem business is being derived from the international markets or domestic offshore markets, which have stabilized. We currently expect that international drilling activity will continue to increase during 2002 absent a material decline in oil prices or decline in demand.

     As we entered 2002, we expected that the United States rig count would reach a bottom of around 800 rigs during the first quarter or early in the second quarter and begin increasing through the remainder of the year. The rig count is currently around 750 and still falling, with market expectations of a low anywhere from 600 rigs to the low 700s. We currently expect that the bottom will occur sometime late in the first quarter or in the second quarter, and that the low will likely be somewhere around 700 to 725 rigs. Once we reach a bottom in the United States rig count, we expect that the rig count will stabilize and then steadily increase. As we look toward 2003, we currently expect that the activity levels will be similar to those seen in late 2000 and the first half of 2001. There are a number of factors that will determine the timing and extent of an expected recovery in our operations, including:

     - Rig count. Although North American rig counts have decreased from early 2001, the rig count is still around 30% to 40% higher than it was at the last trough in 1999, and we do not expect it to fall to 1999 levels. We also believe that factors in North America relating to long-term natural gas demand indicate that the North American rig count should increase for natural gas production to meet expected future domestic demand.

     - Rig Count Expectations. Expectations for the rig count in the second half of 2002 and in 2003 will have a material impact on the drill stem order rates by our customers in North America in the third and fourth quarters of 2002 as they position their fleets for the projected drilling activity levels in 2003.

     - Declining Production Rates. Production from new wells is declining at steeper rates compared to historical levels. These increasing decline rates combined with a slow-down in drilling activity have contributed to a fall in natural gas production over the last six months of 2001. We believe that this production decline will continue throughout 2002 due to decline rates and the sharp fall in North American natural gas drilling that has occurred since the second quarter of last year. If these production declines continue, and demand improves modestly with an improved economy, natural gas prices will likely continue to improve, which should result in increased drilling activity.

     - Economic Conditions. Drilling activity will be affected by the strength of the United States economy and the related impact that it has on demand for oil and natural gas. Although we believe that current economic data indicates the United States is beginning to see a recovery in its economy, the strength and breadth of that recovery is still too early to predict. A further decline in the United States economy or slow recovery could delay any recovery in drilling activity beyond the time period we currently expect.

     Based on our assumptions of lower natural gas drilling activity in North America during the first half of 2002 and an expectation of substantially higher drilling activity by the end of the year, we expect our segments and product lines will likely perform as follows:

  DRILLING PRODUCTS AND SERVICES

     - Demand will be down for the first and second quarters of 2002 with a gradual recovery during the second half of the year led by an improvement in North American demand. We do not, however, expect to see strong market conditions in North America until late 2002 or early 2003.

     - We currently expect to sell between 4.8 million to 6.0 million feet of drill pipe during 2002, assuming the rig count bottoms early in the second quarter. Based on our current backlog and the continuing falling rig count, we expect to sell around 1.5 million feet in the first quarter of 2002 and around 850,000 feet to 1.1 million feet during the second quarter of 2002. The level of sales in the third and fourth quarter of 2002 will depend entirely upon the timing of the recovery of the North American markets. The longer it takes the rig count to recover, the longer the recovery time will be for this segment. Accordingly, if the rig count does not begin to improve in the second quarter, third quarter sales would likely be similar to the second quarter. Assuming the North American rig count begins to increase early in the second quarter, we estimate that third quarter sales would be between 1.0 and 1.5 million feet, depending on customer expectations, and fourth quarter sales would be between 1.5 to 2.0 million feet. We expect to be at the lower end of these ranges unless expectations for a higher rig count increase from where they are today. The above volumes exclude our Chinese sales, which we expect to be around 200,000 to 250,000 feet per quarter.

     - Until the expected recovery in North American demand and activity occurs, we expect sales and orders in North America to be primarily for specialty and premium drill pipe. The timing of the recovery of demand for our other drill stem products will be affected by the timing of idle rigs being placed back into service, and by the amount of inventory on these rigs.

     - We currently expect that our drill stem pricing will remain stable in 2002 for our premium drill stem products and be slightly down for our commodity-based products used in the North American land markets. Our current backlog reflects an average price of around $39.32 per foot. This backlog, however, will be primarily produced in the first half of the year. We would expect average pricing for most of 2002 (excluding China) to be around the $35 per foot range, with variations being dependent on mix and improvements in the North American land markets. Our average price could also be negatively affected to the extent we enter into international sales of commodity type drill pipe pursuant to tenders that are currently outstanding.

     - Earnings from our interest in Voest-Alpine will decline as its sales of green drill pipe to us and premium tubulars to others in the United States fall due to lower demand. Depending on demand and Voest-Alpine's ability to replace these sales with equivalent non-United States sales, this decline could be down by 20% to 30% from 2001. A decline in these sales would reduce our overall margins in our drill stem segment.

     - Although we expect to continue to realize benefits from the operational restructuring and production efficiencies we achieved during 2001 and are continuing to implement, we expect our average costs per foot will likely increase during the first three quarters of 2002 due to expected lower production volumes and lower fixed-cost absorption rates. We are currently managing our facilities on the assumption that market conditions and demand for our products will improve during the second half of 2002, and that 2003 will be a year of strong demand for our drill stem products. Accordingly, although we are reducing our cost and making employee reductions through attrition and layoffs, we currently do not intend to reduce our staffing or production capacity in a manner that would materially impair our ability to quickly realize the benefits of the expected market upturns. We will continue to monitor this and may make greater reductions to the extent the recovery is slower in coming than expected. We estimate that the cash costs (in addition to other unabsorbed manufacturing overhead) of maintaining a staffing level for our United States capacity will range between $2.0 to $3.0 million per quarter when our production is below 1.5 million feet, representing a cost of between $1.00 to $3.00 per foot in unabsorbed costs depending upon volumes. Additional unabsorbed costs relating to maintaining staffing levels can be expected to be incurred to the extent production falls below 1 million to 1.25 million feet in any quarter.

  PREMIUM CONNECTIONS AND TUBULAR PRODUCTS

     - Sales and margins for our premium tubulars and connections are expected to decline significantly in the first quarter of 2002 in light of the continuing falling rig count in the United States. First quarter operating earnings for this business will likely be down by 20% or more from the fourth quarter of 2001. Second quarter earnings for 2002 is expected to improve slightly over the first quarter as long as the rig count begins to increase. With a flat or declining rig count, second quarter would likely be flat or down against the first quarter. Assuming an ongoing improvement in the North American rig count in the third and fourth quarters, we would expect that results in this segment would improve quickly and significantly. In addition, once the rig count has stabilized, we would expect an improvement in results because of what we believe are too low distributor inventories relative to tubular consumption and current activity levels.

     - We expect our Atlas Bradford(R) premium threading operations to remain at a slightly lower level during the first half of 2002, as compared to the fourth quarter of 2001. We believe operations will improve somewhat during the second quarter of 2002 as rig counts and activity begin improving and distributors begin building higher inventory levels. We believe operations during the third and fourth quarters of 2002 will improve significantly assuming our rig count, and distributor inventory assumptions are accurate.

     - Our Tube-Alloy(TM) premium accessory product line continues to operate profitably, but at lower margins due to unabsorbed overhead costs and lower activity levels. Revenues in the first quarter of 2002 are likely to be down by around 20% from the fourth quarter of 2001. As activity levels improve, by the second half of 2002, margins and revenues should also begin to improve.

     - We expect our TCA(TM) premium casing operations will continue to operate at substantially reduced levels during the first half of 2002. This business is currently operating at a loss due to low activity levels and is expected to do so through at least sometime in the second quarter. As activity and volume levels improve, results should improve. The improvement will be a function of the increase in the rig count and completions.

     - Our tubing operations are currently operating at a loss given the current level of activity. We expect that this business will continue to operate at a loss during the first half of 2002, or until market conditions improve and distributors eliminate sales of low-priced excess inventory into the market.

     - Our couplings product line is expected to operate at or around break-even levels during the first half of 2002, and then slowly improve as activity levels improve. Margins, however, will be depressed until volumes increase to over $10 million to $12 million a quarter.

     - We currently expect that pricing for our premium connections and tubular products segment during the first half of 2002 will be relatively flat compared to the fourth quarter of 2001. Prices should improve during the second half of 2002.

     - We expect that distributor inventories will continue to be reduced and rationalized until sometime during the second quarter. We do not expect distributor inventory levels to have an adverse affect on demand during the second half of 2002.

  MARINE PRODUCTS AND SERVICES

     - Our XL Systems(TM) marine connector product line, which serves the Gulf of Mexico and the international offshore markets, is not expected to be materially affected by the depressed North American activity in the first half of 2002, as we do not expect the offshore Gulf of Mexico markets served by these operations to decline further.

     - We expect revenues during the first quarter of 2002 will be between $10 million to $13 million, with revenues for subsequent quarters increasing as we increase our market share. We currently expect that our marine connections business will have 2002 revenues between $55 million and $65 million, depending on this segment expanding its market share. Margins are expected to continue to be low for the first half of the year as we finalize our expansion program, with a targeted operating income margin by the end of the year of around 10% due to improved efficiencies and higher sales.

     - We have recently added a new jack-up drilling and subsea wellhead line to our marine group using our patented Plexus POS-GRIP(TM) system. This wellhead line initially will be focused on the rental of wellheads for the jack-up drilling market. We expect that this product line will see increasing revenues throughout the year as we add additional wellheads to our fleet. We currently have four rental wellheads and have a target of 15 to 20 wellheads by the end of the year. We also are in the process of developing a subsea wellhead incorporating the Plexus POS-GRIP(TM) system. We currently expect that all income from our wellhead product line will be offset during the year by research and development expenditures for the development of a subsea product for this technology. We have assumed that research and development expenses not offset by income from the rental wellhead business will be less than $1 million in 2002.

  OVERALL OUTLOOK

     Overall, we are positive on the prospects of our businesses and industry for 2002 and beyond. We believe that oil and gas production decline rates in the United States are increasing, and the trends towards offshore, deeper, and more complex wells are positive indicators for our products and services. In the short-term, we expect our earnings to be down for the first half of 2002 and to improve as the rig count in the United States improves. Our results, however, will be dependent on when the North American rig count hits bottom, the rate of improvement in the second half of the year and customer expectations for the rig count in 2003, which will be affected by natural gas prices, gas storage levels, weather, and the rate of economic recovery.

     Based on the assumptions described above, and below under "Forward-Looking Statements," we currently expect that we will earn between $0.06 to $0.10 per share range in the first quarter of 2002 and be anywhere from around break-even to $0.06 per share in the second quarter, with our current expectation being that we will be in the mid-point of this range. The largest variables for our earnings for the first quarter will be the results of our tubing and casing product lines and the timing of completions for orders in progress at the end of the quarter. Our results in the second quarter will be heavily dependent on our backlog entering into that quarter and to the extent to which there is an improvement in activity levels in our premium connections and tubular products segment. We currently expect improvements in revenue and income in the third and fourth quarters as activity levels improve. Depending on how activity levels increase and assuming the international markets maintain at or near their current levels, we would expect that our third quarter earnings per share will be between $0.07 and $0.12 per share and that our fourth quarter earnings per share will be in the mid-teens. A delay in the assumed increase in the rig count could push out our expected improvements.

     The above forward-looking information with respect to our outlook for fiscal 2002 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements" and "Risk Factors and Exposures." There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

  2001 OTHER CHARGES

     During 2001, we incurred approximately $44.8 million of pre-tax charges, $29.1 million net of tax. These charges include $11.2 million, $7.3 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales. These charges also included $33.6 million, $21.8 million net of tax, related to the write-off of assets pertaining to our manufacturing arrangement with OCTL in India of $17.7 million and fixed asset impairment of $1.5 million related to the decision to discontinue the manufacturing of industrial flanges. This charge also included severance payments and related expenses of approximately $14.4 million. These charges are summarized in the following chart:

                           DRILLING     PREMIUM      MARINE
                           PRODUCTS   CONNECTIONS   PRODUCTS                                             LIABILITY
                             AND      AND TUBULAR     AND                                       CASH      BALANCE
                           SERVICES    PRODUCTS     SERVICES   OTHER    CORPORATE    TOTAL    PAYMENTS   12/31/01
                           --------   -----------   --------   ------   ---------   -------   --------   ---------
                                                               (IN THOUSANDS)
OCTL Write-Off(a)........  $17,727       $ --        $   --    $   --    $    --    $17,727   $    --      $  --
Inventory Write-Off(b)...    3,657         --         1,692     1,125         --      6,474        --         --
Fixed Asset
  Impairment(c)..........    1,475         --            --        --         --      1,475        --         --
Write-Off of Capitalized
  Manufacturing
  Variances(d)...........    1,024        509           272     2,767         --      4,572        --         --
Severance(e).............      108         --           205        75     14,165     14,553    14,553         --
                           -------       ----        ------    ------    -------    -------   -------      -----
         Total...........  $23,991       $509        $2,169    $3,967    $14,165    $44,801   $14,553      $  --
                           =======       ====        ======    ======    =======    =======   =======      =====

---------------

(a) In connection with our operational review conducted in 2001, we reassessed the viability of restructuring our relationship with Oil Country Tubular Limited (OCTL) in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to us by OCTL.

(b) The inventory write-off was reported as cost of sales and was made pursuant to a review of our planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products and also included write-offs pursuant to the Company's decision to discontinue manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal and also included a charge related to certain inventory purchase contract obligations with above market prices.

(c) The flange machinery and equipment impairment was reported as other charges and relates to our decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal. The flange machinery and equipment, which has a carrying value of $0.2 million at December 31, 2001, is expected to be disposed of during 2002.

(d) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with our operational review and revisions of manufacturing standards and costing during 2001.

(e) The severance charge was reported as other charges and relates to executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy.

  2000 OTHER CHARGES

     We incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Inventory adjustments of $19.2 million were made pursuant to a review of our capitalized manufacturing variances in excess of standard costs and were recorded as cost of sales. The remaining $22.1 million of the 2000 pre-tax charges are summarized in the chart below. We estimate that all of the remaining accrued balances at December 31, 2001 will be paid during 2002. The categories of the charge incurred, the actual cash payments, and the accrued balances at December 31, 2001 are summarized below:

                        DRILLING     PREMIUM      MARINE
                        PRODUCTS   CONNECTIONS   PRODUCTS                      LIABILITY              LIABILITY
                          AND      AND TUBULAR     AND                          BALANCE      CASH      BALANCE
                        SERVICES    PRODUCTS     SERVICES   OTHER     TOTAL    12/31/00    PAYMENTS   12/31/01
                        --------   -----------   --------   ------   -------   ---------   --------   ---------
                                                            (IN THOUSANDS)
Inventory
  Write-Off(a)........  $ 8,137       $572        $   --    $2,287   $10,996    $   --      $   --     $   --
Write-Down of
  Assets(b)...........    3,270         --            --        --     3,270        --          --         --
Litigation
  Accrual(c)..........       --         --         2,500        --     2,500     2,500         398      2,102
Contingent Liability
  Accrual(d)..........    4,650         --            --        --     4,650     4,650          --      4,650
Other Accrued
  Liabilities(e)......      594        115            --        --       709       709         679         30
                        -------       ----        ------    ------   -------    ------      ------     ------
         Total........  $16,651       $687        $2,500    $2,287   $22,125    $7,859      $1,077     $6,782
                        =======       ====        ======    ======   =======    ======      ======     ======

---------------

(a) The inventory write-off was reported as cost of sales and was made pursuant to a review of our planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal.

(b) The write-down of assets was reported as other charges and relates to fixed assets held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

(c) The litigation accrual was reported as other charges and relates to an event subsequent to December 31, 2000 on an outstanding lawsuit filed against us in May 1997 for patent infringement. On March 2, 2001, a jury found that we had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, we reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000.

(d) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(e) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

  General

     CONSOLIDATED RESULTS

     Net income for the year ended December 31, 2001 was $28.1 million ($0.25 per share), compared to a net loss of $16.5 million ($0.15 per share) for the year ended December 31, 2000. During both 2000 and 2001, our results of operations and earnings were affected by the various other charges discussed above. Excluding other charges described above, net income for the year ended December 31, 2001 was $57.2 million ($0.52 per share), compared to a net loss of $2.1 million ($0.02 per share) during 2000. Revenues of $740.1 million in 2001 increased 48% over the prior year and were 14% above the previous record achieved in 1998. Operating income before other charges of $117.9 million in 2001 increased $100.5 million over the prior year. For 2001, EBITDA before other charges was $154.3 million as compared to $49.2 million in the prior year.

                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                      2000                  2001
                                                  ------------          ------------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues........................................    $498,481              $740,127
Gross Profit....................................      58,966(a)            169,009(d)
Gross Profit %..................................        11.8%(a)              22.8%(d)
Selling, General, and Administrative............    $ 58,068              $ 70,946
Selling, General, and Administrative %..........        11.6%(a)               9.6%(d)
Operating Income (Loss).........................    $ (4,736)(a)(b)       $ 73,055(d)(e)(f)
Operating Income (Loss) %.......................        (1.0%)(a)(b)           9.9%(d)(e)(f)
Operating Income, Before Other Charges..........    $ 17,389(c)           $117,856(g)
Operating Income %, Before Other Charges........         3.5%(c)              15.9%(g)
Net Income (Loss)...............................    $(16,485)             $ 28,090
EBITDA, Before Other Charges(h).................      49,231(c)            154,309(g)

---------------

(a) Includes other charges of $11.0 million relating to inventory write-offs and capitalized manufacturing variances, which were classified as cost of sales.

(b) Includes other charges of $11.1 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million, litigation accrual of $2.5 million, and other accrued liabilities of $0.7 million.

(c)  Excludes $22.1 million of other charges discussed in (a) and (b) above.

(d) Includes other charges of $11.2 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(e) Includes other charges of $14.1 million related to severance of executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in the first quarter of 2001.

(f) Includes other charges of $19.5 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million, and severance and related expenses of $0.3 million.

(g) Excludes $44.8 million of other charges discussed in (d), (e), and (f) above.

(h) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     SEGMENT RESULTS

     Drilling Products and Services Segment

     The following table sets forth certain data regarding the results of our drilling products and services segment for the years ended December 31, 2000 and 2001:

                                                       YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                      2000                  2001
                                                  ------------          ------------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues........................................    $208,347              $382,579
Gross Profit....................................       9,765(a)             99,236(d)
Gross Profit %..................................         4.7%(a)              25.9%(d)
Selling, General, and Administrative............    $ 13,949              $ 19,239
Selling, General, and Administrative %..........         6.7%                  5.0%
Operating Income (Loss).........................    $ (7,203)(a)(b)       $ 69,907(d)(e)
Operating Income (Loss) %.......................        (3.5)%(a)(b)          18.3%(d)(e)
Operating Income, Before Other Charges..........    $  9,448(c)           $ 93,898(f)
Operating Income %, Before Other Charges........         4.5%(c)              24.5%(f)
EBITDA, Before Other Charges(g).................    $ 22,007(c)           $109,141(f)

---------------

(a) Includes other charges of $8.1 million relating to inventory write-offs, which were classified as cost of sales.

(b) Includes other charges of $8.5 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million, and other accrued liabilities of $0.6 million.

(c)  Excludes $16.6 million of other charges discussed in (a) and (b) above.

(d) Includes other charges of $4.7 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(e) Includes other charges of $19.3 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million, and severance and related expenses of $0.1 million.

(f)  Excludes $24.0 million of other charges discussed in (d) and (e) above.

(g) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our drilling products and services segment consists of our oilfield drill stem products for the oil and gas industry, including drill pipe (including tool joints), drill collars, heavy weight drill pipe, and accessories. The following table sets forth certain additional product line revenue data for the years ended December 31, 2000 and 2001:

                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                       2000                   2001
                                               --------------------   --------------------
                                                          % OF REV.              % OF REV.
                                                          ---------              ---------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
Oilfield Drilling Products
  Drill Pipe Products........................  $157,118       75%     $305,786       80%
  Drill Collars and Heavy Weight Drill
     Pipe....................................    32,957       16%       59,822       16%
  Drill Stem Accessories and Other...........    18,272        9%       16,971        4%
                                               --------      ---      --------      ---
                                               $208,347      100%     $382,579      100%
                                               ========      ===      ========      ===

     Revenues. Our drilling products and services revenues for 2001 increased $174.2 million, or 84%, as compared to 2000 due primarily to significant increases in oil and gas drilling activity earlier in the year. Sales of oilfield drill pipe for 2001 were 8.9 million feet compared to 4.8 million feet in 2000. The average North American and international rig counts increased by 19% and 14%, respectively, during 2001 as compared to 2000. Our fourth quarter of 2000 purchase of CMA Canavera S.p.A. (CMA), an Italian tool joint manufacturer, also contributed incremental revenues in 2001.

     Gross Profit. Our drilling products and services gross profit increased $89.5 million in 2001 as compared to 2000. Excluding the effects of other charges, our drilling products and services segment reported gross profit of $103.9 million in 2001 as compared to $17.9 million in the prior year. This increase was due to increased sales reflecting stronger demand for our drilling products in North America and internationally, increased prices, and reduced average U.S. oilfield drill pipe manufacturing cost due primarily to improved manufacturing efficiencies from higher production levels, process improvements, and lower actual cost, including energy costs. Although in February 2001 we implemented a plan to improve our average pricing of drill stem products, our average sales price for drill pipe in 2001 of $30.32 per foot was relatively flat when compared to the prior year due primarily to lower priced prior commitments sold during the first half of 2001. Our February 2001 backlog was priced at an average price of $28.50 per foot, while our average sales price for the last six months of 2001 was $32.32 per foot.

     Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment decreased as a percentage of revenues from 7% in 2000 to 5% in 2001. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity, partially offset by increased staffing levels and by our purchase of CMA during the fourth quarter of 2000, which contributed incremental selling, general, and administrative expense in 2001 compared to the prior year.

     Operating Income (Loss). Our drilling products and services segment reported operating income of $69.9 million in 2001 as compared to an operating loss of $7.2 million in 2000. Excluding the effects of other charges, our drilling products and services segment reported operating income of $93.9 million in 2001 compared to $9.4 million in the prior year. This increase reflects the stronger demand for our drilling products in North America and internationally, coupled with reduced average United States oilfield drill pipe manufacturing costs resulting from improved manufacturing efficiencies due to higher production levels, process improvements, and lower actual cost, including energy costs. Our purchase of CMA during the fourth quarter of 2000 also contributed incremental operating income in 2001. Equity earnings related to our investment in Voest-Alpine for 2001 of $9.4 million increased over 100% when compared to the prior year.

     Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the years ended December 31, 2000 and 2001:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             2000           2001
                                                           ---------      ---------
                                                            (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES)
Revenues.................................................  $225,628       $272,283
Gross Profit.............................................    48,251(a)      63,658(c)
Gross Profit %...........................................      21.4%(a)       23.4%(c)
Selling, General, and Administrative.....................  $ 14,457       $ 17,254
Selling, General, and Administrative %...................       6.4%           6.3%
Operating Income.........................................  $ 33,679(a)    $ 46,404(c)
Operating Income %.......................................      14.9%(a)       17.0%(c)
Operating Income, Before Other Charges...................  $ 34,366(b)    $ 46,913(d)
Operating Income %, Before Other Charges.................      15.2%(b)       17.2%(d)
EBITDA, Before Other Charges(e)..........................  $ 46,184(b)    $ 60,101(d)

---------------

(a) Includes other charges of $0.7 million ($0.5 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.7 million of other charges discussed in (a) above.

(c) Includes other charges of $0.5 million ($0.3 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(d)  Excludes $0.5 million of other charges discussed in (c) above.

(e) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our premium connections and tubular products segment consists of four principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, and (4) Texas Arai couplings. The following table sets forth certain additional data regarding these product lines for the years ended December 31, 2000 and 2001:

                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                                    2000                     2001
                                           ----------------------   ----------------------
                                                        % OF REV.                % OF REV.
                                                        ---------                ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Atlas Bradford(R) Threading and
     Service.............................  $ 65,056        29%      $ 88,384        33%
  TCA(TM)................................    80,683        35%        81,774        30%
  Tube-Alloy(TM).........................    33,067        15%        50,054        18%
                                           --------       ----      --------       ----
                                            178,806        79%       220,212        81%
                                           --------       ----      --------       ----
  Texas Arai.............................    46,822        21%        52,071        19%
                                           --------       ----      --------       ----
                                           $225,628       100%      $272,283       100%
                                           ========       ====      ========       ====

                                                       YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                                    2000                     2001
                                           ----------------------   ----------------------
                                                        % OF REV.                % OF REV.
                                                        ---------                ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
GROSS PROFIT
  Atlas Bradford(R) Threading and
     Service.............................  $ 15,976        25%      $ 23,117        26%
  TCA(TM)................................    17,823        22%        16,522        20%
  Tube-Alloy(TM).........................    10,038        30%        15,821        32%
                                           --------                 --------
                                             43,837        25%        55,460        33%
                                           --------                 --------
  Texas Arai.............................     4,414         9%         8,198        16%
                                           --------                 --------
                                           $ 48,251(a)     21%      $ 63,658(c)     23%
                                           ========                 ========
SELLING, GENERAL, AND ADMINISTRATIVE
  Atlas Bradford(R) Threading and
     Service.............................  $  4,707         7%      $  6,520         7%
  TCA(TM)................................     1,739         2%         1,709         2%
  Tube-Alloy(TM).........................     4,480        14%         5,346        11%
                                           --------                 --------
                                             10,926         6%        13,575         8%
                                           --------                 --------
  Texas Arai.............................     3,531         8%         3,679         7%
                                           --------                 --------
                                           $ 14,457         6%      $ 17,254         6%
                                           ========                 ========
OPERATING INCOME
  Atlas Bradford(R) Threading and
     Service.............................  $ 11,269        17%      $ 16,597        19%
  TCA(TM)................................    16,084        20%        14,813        18%
  Tube-Alloy(TM).........................     5,528        17%        10,475        21%
                                           --------                 --------
                                             32,881        18%        41,885        25%
                                           --------                 --------
  Texas Arai.............................       798         2%         4,519         9%
                                           --------                 --------
                                           $ 33,679(a)     15%      $ 46,404(c)     17%
                                           ========                 ========
OPERATING INCOME, BEFORE OTHER CHARGES
  Atlas Bradford(R) Threading and
     Service.............................  $ 11,269        17%      $ 16,597        19%
  TCA(TM)................................    16,084        20%        14,813        18%
  Tube-Alloy(TM).........................     5,704        17%        10,727        21%
  Texas Arai.............................     1,309         3%         4,776         9%
                                           --------                 --------
                                           $ 34,366(b)     15%      $ 46,913(d)     17%
                                           ========                 ========

---------------

(a) Includes other charges of $0.7 million ($0.5 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.7 million of other charges discussed in (a) above.

(c) Includes other charges of $0.5 million ($0.3 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(d)  Excludes $0.5 million of other charges discussed in (c) above.

     Revenues. Our premium connections and tubular products revenues increased $46.7 million, or 21%, in 2001 as compared to 2000. This growth in revenues reflects the increased demand for our premium connections, tubing, and casing products due to the significant increase in gas drilling and completion activity.

The average U.S. gas rig count increased 30% in 2001 as compared to 2000. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories, and Atlas Bradford(R) premium threading and tubing product lines in 2001 were 23% higher than in 2000 and collectively comprised 81% of total revenue for this segment. Our Texas Arai coupling product lines' revenues in 2001 were 11% higher than 2000 and reflect price increases implemented in the first quarter of 2001.

     Gross Profit. Our premium connections and tubular products gross profit increased $15.4 million, or 32%, in 2001 as compared to 2000. This increase reflects growth in demand for our premium connections, tubing, and casing products that resulted in increased utilization of our manufacturing facilities and higher fixed cost absorption during 2001, coupled with price increases that we initiated during the first part of 2001. Combined gross profit of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories, and Atlas Bradford(R) premium threading and tubing product lines in 2001 were 27% higher than in 2000 and collectively comprised 87% of the gross profit for this segment. Gross profit for 2001 benefited from a favorable product mix, which included sales of Tube-Alloy's(TM) higher-margin, vacuum-insulated tubing product line. Texas Arai, our coupling product line, had a $3.8 million increase in gross profit when compared to last year due to price increases implemented in the first quarter of 2001. Partially offsetting these improvements was a decline in average margins for our casing sales due to higher commodity sales and lower processing associated with declining distributor purchases during the second half of 2001.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment remained flat at 6% of revenues for 2000 and 2001.

     Operating Income (Loss). Our premium connections and tubular products operating income increased $12.7 million, or 38%, in 2001 as compared to 2000. This increase reflects the strong demand for our premium connections, tubing, and casing products, driven by increased gas drilling and completion activity earlier in the year. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories and Atlas Bradford(R) premium threading and tubing product lines for 2001 were 27% higher than in 2000 and collectively comprised 90% of the operating income for this segment. Operating income for 2001 benefited from a favorable product mix, which included sales of Tube-Alloy's(TM) higher-margin vacuum-insulated tubing product line. Texas Arai had an increase in operating income in 2001 of $3.7 million when compared to 2000 due to price increases implemented in the first quarter of 2001. Partially offsetting these improvements was a decline in average margins for our casing sales due to higher commodity sales and lower processing associated with declining distributor purchases.

    Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the years ended December 31, 2000 and 2001:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2000            2001
                                                         --------        --------
                                                          (IN THOUSANDS, EXCEPT
                                                               PERCENTAGES)
Revenues...............................................  $36,646         $44,085
Gross Profit...........................................    2,666           7,047(c)
Gross Profit %.........................................      7.3%           16.0%(c)
Selling, General, and Administrative...................  $ 5,324         $ 7,472
Selling, General, and Administrative %.................     14.5%           16.9%
Operating Loss.........................................  $(5,158)(a)     $  (630)(c)(d)
Operating Loss %.......................................    (14.1)%(a)       (1.4)%(c)(d)
Operating Income (Loss), Before Other Charges..........  $(2,658)(b)     $ 1,539(e)
Operating Income (Loss) %, Before Other Charges........     (7.3)%(b)        3.5%(e)
EBITDA, Before Other Charges(f)........................  $ 1,294(b)      $ 5,263(e)

---------------

(a)  Includes other charges of $2.5 million related to a litigation accrual.

(b)  Excludes $2.5 million of other charges discussed in (a) above.

(c) Includes other charges of $2.0 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(d)  Includes other charges of $0.2 million for severance and related expenses.

(e)  Excludes $2.2 million of other charges discussed in (c) and (d) above.

(f) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our marine products and services revenues increased $7.4 million, or 20%, in 2001 as compared to 2000. In the first quarter of 2001 we began to strengthen our marine products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. These actions coupled with an increase in deepwater projects during 2001 resulted in increased revenues for this segment.

     Gross Profit. Our marine products and services gross profit increased $4.4 million in 2001 as compared to 2000. Excluding the effects of other charges in 2001, our marine products and services segment reported gross profit of $9.0 million. This improvement reflects the additional focus initiated in 2001 for this segment coupled with the increase in drilling and completion activity for offshore natural gas wells.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 15% in 2000 to 17% in 2001. The increase was due to increased costs associated with the strengthening of our management and sales force to improve market penetration and profitability and due to costs related to the start-up of a separate marine products and services segment in the fourth quarter of 2001.

     Operating Loss. Our marine products and services operating loss decreased $4.5 million in 2001, from an operating loss of $5.1 million in 2000 to an operating loss of $0.6 million in 2001. Excluding the effects of other charges, our marine products and services segment reported operating income of $1.5 million in 2001 as compared to an operating loss of $2.7 million in the prior year. This increase reflects the increased focus initiated in 2001 for this segment coupled with the increase in drilling and completion activity for deepwater wells.

    Other Segment

     The following table sets forth certain data regarding the results of our other segment for the years ended December 31, 2000 and 2001:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2000            2001
                                                         --------        --------
                                                          (IN THOUSANDS, EXCEPT
                                                               PERCENTAGES)
Revenues...............................................  $27,860         $41,180
Gross Loss.............................................   (1,716)(a)        (932)(c)
Gross Loss %...........................................     (6.2)%(a)       (2.3)%(c)
Selling, General, and Administrative...................  $ 3,029         $ 5,579
Selling, General, and Administrative %.................     10.9%           13.5%
Operating Loss.........................................  $(4,745)(a)     $(7,059)(c)
Operating Loss %.......................................    (17.0)%(a)      (17.1)%(c)
Operating Loss, Before Other Charges...................  $(2,458)(b)     $(3,092)(d)
Operating Loss %, Before Other Charges.................     (8.8)%(b)       (7.5)%(d)
EBITDA, Before Other Charges(e)........................  $   624(b)      $   740(d)

---------------

(a) Includes other charges of $2.3 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b)  Excludes $2.3 million of other charges discussed in (a) above.

(c) Includes other charges of $4.0 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(d)  Excludes $4.0 million of other charges discussed in (c) above.

(e) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our other segment's revenues increased $13.3 million, or 48%, in 2001 compared to 2000 due to the purchases of Star Iron Works, Inc. (Star), and Seam-Mac Tube, Ltd. (Seam-Mac) in the fourth quarter of 2000, which contributed approximately $21.1 million of incremental revenues in 2001. This increase was partially offset by a decrease in revenues from our historical industrial drill pipe operations due to decreased activity levels related to declining fiber optic installation and construction markets.

     Gross Loss. Our gross loss in our other segment decreased $0.8 million in 2001 as compared to 2000, from a gross loss of $1.7 million in 2000 to a gross loss of $0.9 million in 2001. Excluding the effects of other charges, gross profit for this segment was $3.0 million for 2001 as compared to $0.6 million in the prior year. This increase primarily reflects the purchases of Star and Seam-Mac in the fourth quarter of 2000, which contributed approximately $3.6 million of incremental gross profit in 2001.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other segment increased as a percentage of revenues from 11% in 2000 to 14% in 2001. The increase was due primarily to increased marketing efforts in 2001 for our industrial product lines partially offset by cost reduction efforts implemented in February 2001.

     Operating Loss. Our other segment's operating loss increased $2.3 million in 2001, from an operating loss of $4.7 million in 2000 to an operating loss of $7.0 million in 2001. Excluding the effects of other charges, our other segment reported an operating loss of $3.1 million in 2001 as compared to $2.5 million in the prior year. This operating loss reflects the decreased activity levels with our industrial product line coupled with inefficiencies associated with the winding down of our operations at our Stephenville, Texas facility. Also included in our other segment operating loss in 2001 is approximately $0.5 million of costs associated with several new technologies under development.

OTHER ITEMS

     Corporate General and Administrative. Our corporate selling, general and administrative expenses decreased as a percentage of revenues from 4% in 2000 to 3% in 2001. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity.

     Interest Expense. Our interest expense increased $10.1 million in 2001 due to higher levels of borrowings as compared to 2000. In December 2000 we issued $200 million 9 5/8% Senior Notes Due 2007, of which a portion of the proceeds were used to payoff our $100 million subordinated note to Weatherford.

     Tax (Provision) Benefit. Our effective tax rate in 2001 was 35% as compared to 34% in 2000.

 YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

  General

     CONSOLIDATED RESULTS

     Net loss for the year ended December 31, 2000 was $16.5 million ($0.15 per share) as compared to $33.5 million ($0.33 per share) for the year ended December 31, 1999. During both 1999 and 2000, our results of operations and earnings were affected by the various other charges discussed earlier. Excluding these other charges, net loss for the year ended December 31, 2000 was $2.1 million ($0.02 per share), compared to a net loss of $27.4 million ($0.27 per share) in the prior year. Revenues of $498.5 million in 2000 increased 74% over the prior year. Operating income before other charges of $17.4 million in 2000 increased $40.9 million over the prior year. For 2000, EBITDA before other charges was $49.2 million as compared to $7.0 million in the prior year.

                                                     YEAR ENDED DECEMBER 31,
                                                     ------------------------
                                                       1999            2000
                                                     --------        --------
                                                      (IN THOUSANDS, EXCEPT
                                                           PERCENTAGES)
Revenues...........................................  $286,370        $498,481
Gross Profit.......................................    24,101          58,966(c)
Gross Profit %.....................................       8.4%           11.8%(c)
Selling, General, and Administrative...............  $ 47,242        $ 58,068
Selling, General, and Administrative %.............      16.5%           11.6%(c)
Operating Income (Loss)............................  $(33,014)(a)    $ (4,736)(c)(d)
Operating Income (Loss) %..........................     (11.5)%(a)       (1.0)%(c)(d)
Operating Income (Loss), Before Other Charges......  $(23,560)(b)    $ 17,389(e)
Operating Income (Loss) %, Before Other Charges....      (8.2)%(b)        3.5%(e)
Net Income (Loss)..................................  $(33,511)       $(16,485)
EBITDA, Before Other Charges(f)....................     6,954(b)       49,231(e)

---------------

(a) Includes other charges of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(b)  Excludes $9.5 million of other charges discussed in (a) above.

(c) Includes other charges of $11.0 million relating to inventory write-offs and capitalized manufacturing variances, which were classified as cost of sales.

(d) Includes other charges of $11.1 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million, litigation accrual of $2.5 million, and other accrued liabilities of $0.7 million.

(e)  Excludes $22.1 million of other charges discussed in (c) and (d) above.

(f) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Drilling Products and Services Segment

     The following table sets forth certain data for our drilling products and services segment for the years ended December 31, 1999 and 2000:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                          1999           2000
                                                        --------       --------
                                                         (IN THOUSANDS, EXCEPT
                                                             PERCENTAGES)
Revenues..............................................  $134,275       $208,347
Gross Profit..........................................    15,799          9,765(c)
Gross Profit %........................................      11.8%           4.7%(c)
Selling, General, and Administrative..................  $ 13,860       $ 13,949
Selling, General, and Administrative %................      10.3%           6.7%
Operating Income (Loss)...............................  $ (7,934)(a)   $ (7,203)(c)(d)
Operating Income (Loss) %.............................      (5.9)%(a)      (3.5)%(c)(d)
Operating Income, Before Other Charges................  $  1,520(b)    $  9,448(e)
Operating Income %, Before Other Charges..............       1.1%(b)        4.5%(e)
EBITDA, Before Other Charges(f).......................  $ 16,639(b)    $ 22,007(e)

---------------

(a) Includes other charges of $9.5 million, $6.1 million net of tax, relating to the decision to terminate our manufacturing arrangement in India, of which $7.8 million involved a purchase deposit that we will not be able to use and $1.7 million in equipment in India that we do not believe we will be able to recover.

(b)  Excludes $9.5 million of other charges discussed in (a) above.

(c) Includes other charges of $8.1 million relating to inventory write-offs, which were classified as cost of sales.

(d) Includes other charges of $8.5 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million, and other accrued liabilities of $0.6 million.

(e)  Excludes $16.6 million of other charges discussed in (c) and (d) above.

(f) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our drilling products and services segment consists of our oilfield drill stem products for the oil and gas industry, including drill collars, heavy weight drill pipe, and accessories. The following table sets forth certain additional product line revenue data for the years ended December 31, 1999 and 2000:

                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                       1999                   2000
                                               --------------------   --------------------
                                                          % OF REV.              % OF REV.
                                                          ---------              ---------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
Oilfield Drilling Products
  Drill Pipe Products........................  $ 85,922       64%     $157,118       75%
  Drill Collars and Heavy Weight Drill
     Pipe....................................    17,331       13%       32,957       16%
  Drill Stem Accessories and Other...........    31,022       23%       18,272        9%
                                               --------      ---      --------      ---
                                               $134,275      100%     $208,347      100%
                                               ========      ===      ========      ===

     Revenues. Our drilling products and services revenues for 2000 increased $74.1 million, or 55%, as compared to 1999 due primarily to significant increases in oil and gas drilling and completion activity coupled with an increase in average pricing received during 2000 as compared to 1999. Sales of drill stem products for

2000 were 4.8 million feet compared to 2.6 million feet in 1999. The average North American and international rig counts increased by 48% and 11%, respectively, during 2000 as compared to 1999.

     Gross Profit. Our drilling products and services gross profit decreased $6.0 million, or 38%, in 2000 as compared to 1999. The decrease was primarily due to the $8.1 million in other charges taken by us in 2000 relating to inventory write-offs. Excluding the effects of the other charges, our drilling products and services segment reported gross profit of $17.9 million in 2000 as compared to $15.8 million in the prior year. Our 2000 results benefited from increased sales as well as reduced raw material costs as a result of our investment in Voest-Alpine. Results for 1999 benefited from favorable manufacturing absorption related to significant production for our prior parent company coupled with reduced staffing levels. During 2000, we significantly increased our staffing levels to meet our customers' growing demand for our products.

     Selling, General, and Administrative. Our selling, general, and administrative expenses in our drilling products and services segment decreased as a percentage of revenues from 10% in 1999 to 7% in 2000. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity. The decrease was partially offset by increased staffing levels.

     Operating Loss. Our drilling products and services segment reported an operating loss of $7.2 million in 2000 as compared to an operating loss of $7.9 million in 1999. Excluding the effects of other charges, our drilling products and services segment reported operating income of $9.4 million in 2000 as compared to $1.5 million in the prior year. This increase primarily reflects the strengthening demand for our products as oil and gas production activity recovered from the low levels in 1999, reduced raw material costs, and increased equity earnings related to our investment in Voest-Alpine. The contribution from our interest in the equity earnings of Voest-Alpine was $4.6 million in 2000 compared to a loss of $0.4 million in 1999.

 Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the years ended December 31, 1999 and 2000:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             1999           2000
                                                           ---------      ---------
                                                            (IN THOUSANDS, EXCEPT
                                                                 PERCENTAGES)
Revenues.................................................  $133,491       $225,628
Gross Profit.............................................     8,532         48,251(a)
Gross Profit %...........................................       6.4%          21.4%(a)
Selling, General and Administrative......................  $ 13,099       $ 14,457
Selling, General and Administrative %....................       9.8%           6.4%(a)
Operating Income (Loss)..................................  $ (4,567)      $ 33,679(a)
Operating Income (Loss) %................................      (3.4)%         14.9%(a)
Operating Income (Loss), Before Other Charges............  $ (4,567)      $ 34,366(b)
Operating Income (Loss) %, Before Other Charges..........      (3.4)%         15.2%(b)
EBITDA, Before Other Charges(c)..........................  $  7,051       $ 46,184(b)

---------------

(a) Includes other charges of $0.7 million ($0.5 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.7 million of other charges discussed in (a) above.

(c) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Our premium connections and tubular products segment consists of four principal product lines: (1) Atlas Bradford(R) premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories, and (4) Texas Arai couplings. The following table sets forth certain additional data regarding these product lines for the years ended December 31, 1999 and 2000:

                                                         YEAR ENDED DECEMBER 31,
                                               -------------------------------------------
                                                       1999                   2000
                                               --------------------   --------------------
                                                          % OF REV.              % OF REV.
                                                          ---------              ---------
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES
  Atlas Bradford(R) Threading and Service....  $ 43,291       32%     $ 65,056       29%
  TCA(TM)....................................    38,469       29%       80,683       35%
  Tube-Alloy(TM).............................    21,538       16%       33,067       15%
                                               --------      ---      --------      ---
                                                103,298       77%      178,806       79%
                                               --------      ---      --------      ---
  Texas Arai.................................    30,193       23%       46,822       21%
                                               --------      ---      --------      ---
                                               $133,491      100%     $225,628      100%
                                               ========      ===      ========      ===
GROSS PROFIT
  Atlas Bradford(R) Threading and Service....  $  2,341        5%     $ 15,976       25%
  TCA(TM)....................................       652        2%       17,823       22%
  Tube-Alloy(TM).............................     4,838       22%       10,038       30%
                                               --------               --------
                                                  7,831        8%       43,837       25%
                                               --------               --------
  Texas Arai.................................       701        2%        4,414        9%
                                               --------               --------
                                               $  8,532        6%     $ 48,251(a)     21%
                                               ========               ========
SELLING, GENERAL, AND ADMINISTRATIVE
  Atlas Bradford(R) Threading and Service....  $  4,198       10%     $  4,707        7%
  TCA(TM)....................................     1,727        4%        1,739        2%
  Tube-Alloy(TM).............................     3,882       18%        4,480       14%
                                               --------               --------
                                                  9,807        9%       10,926        6%
                                               --------               --------
  Texas Arai.................................     3,292       11%        3,531        8%
                                               --------               --------
                                               $ 13,099       10%     $ 14,457        6%
                                               ========               ========
OPERATING INCOME (LOSS)
  Atlas Bradford(R) Threading and Service....  $ (1,857)      (4)%    $ 11,269       17%
  TCA(TM)....................................    (1,075)      (3)%      16,084       20%
  Tube-Alloy(TM).............................       956        4%        5,528       17%
                                               --------               --------
                                                 (1,976)      (2)%      32,881       18%
                                               --------               --------
  Texas Arai.................................    (2,591)      (9)%         798        2%
                                               --------               --------
                                               $ (4,567)      (3)%    $ 33,679(a)     15%
                                               ========               ========
OPERATING INCOME (LOSS), BEFORE OTHER CHARGES
  Atlas Bradford(R) Threading and Service....  $ (1,857)      (4)%    $ 11,269       17%
  TCA(TM)....................................    (1,075)      (3)%      16,084       20%
  Tube-Alloy(TM).............................       956        4%        5,704       17%
  Texas Arai.................................    (2,591)      (9)%       1,309        3%
                                               --------               --------
                                               $ (4,567)      (3)%    $ 34,366(b)     15%
                                               ========               ========

---------------

(a) Includes other charges of $0.7 million ($0.5 million for Texas Arai and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.7 million of other charges discussed in (a) above.

     Revenues. Our premium connections and tubular products revenues in 2000 increased $92.1 million, or 69%, in 2000 compared to 1999 due primarily to strong U.S. drilling and completion activity, in particular for natural gas. The average North American and international rig counts increased by 48% and 11%, respectively, during 2000 as compared to 1999. Sales of our TCA(TM) high collapse casing and Atlas Bradford(R) premium threading were the largest contributors in this segment with $80.7 million and $65.1 million in revenues, respectively. Sales of our premium tubulars, couplings, and accessories also provided strong contributions in 2000.

     Gross Profit. Our premium connections and tubular products gross profit increased $39.7 million in 2000 as compared to 1999. Our TCA(TM) high collapse casing and Atlas Bradford(R) premium threading were the largest contributors with $17.8 million and $16.0 million in gross profit, respectively, during the year. Our production volume also increased, which provided increased utilization of manufacturing facilities and higher fixed cost absorption.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment decreased as a percentage of revenues from 10% in 1999 to 6% in 2000. The decrease was due primarily to cost reduction efforts implemented in 1999 coupled with a higher revenue base in 2000.

     Operating Income (Loss). Our premium connections and tubular products reported operating income in 2000 of $33.7 million as compared to an operating loss of $4.6 million in 1999. Excluding the effect of other charges in 2000, operating income was $34.4 million. The significant improvement in operating income primarily reflected the increase in demand for our premium connections and tubular products driven by the increased oil and gas drilling and completion activity.

     Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the years ended December 31, 1999 and 2000:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                               1999           2000
                                                             ---------      ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   PERCENTAGES)
Revenues...................................................   $18,604        $36,646
Gross Profit (Loss)........................................      (230)         2,666
Gross Profit (Loss) %......................................      (1.2)%          7.3%
Selling, General, and Administrative.......................   $ 4,145        $ 5,324
Selling, General, and Administrative %.....................      22.3%          14.5%
Operating Loss.............................................   $(4,375)       $(5,158)(a)
Operating Loss %...........................................     (23.5)%        (14.1)%(a)
Operating Loss, Before Other Charges.......................   $(4,375)       $(2,658)(b)
Operating Loss %, Before Other Charges.....................     (23.5)%         (7.3)%(b)
EBITDA, Before Other Charges(c)............................   $(1,692)       $ 1,294(b)

---------------

(a)  Includes other charges of $2.5 million related to a litigation accrual.

(b)  Excludes $2.5 million of other charges discussed in (a) above.

(c) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our marine products and services revenues increased $18.0 million in 2000 as compared to 1999 due primarily to strong U.S. drilling and completion activity in 2000, in particular deepwater natural gas wells. The average offshore Gulf of Mexico rig count increased 46% during 2000 as compared to 1999.

     Gross Profit (Loss). Our marine products and services gross profit increased $2.9 million in 2000 as compared to 1999 due primarily to strong U.S. drilling and completion activity in 2000, in particular deepwater natural gas wells.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment decreased as a percentage of revenues from 22% in 1999 to 15% in 2000. The decrease was primarily due to a higher revenue base related to the increased oil and gas drilling activity.

     Operating Loss. Our marine products and services operating loss decreased $0.8 million in 2000, from an operating loss of $4.4 million in 1999 to an operating loss of $5.2 million in 2000. Excluding the effects of other charges in 2000, our marine products and services segment reported an operating loss of $2.7 million. This decrease is primarily attributable to strong U.S. drilling and completion activity in 2000, in particular natural gas wells.

    Other Segment

     We did not begin operating our industrial product line included in our Other segment until 2000; therefore, no financial data was reported for this segment in 1999.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased $5.2 million in 2000 as compared to 1999. The increase was primarily due to overhead costs for additional financial, accounting, legal, marketing, and other administrative expenses required by us as a separate public entity following our spinoff from Weatherford in April 2000.

     Interest Expense. Our interest expense increased $5.7 million in 2000 due to higher levels of borrowings as compared to 1999. Increased borrowings included the revolving credit facility agreement, which we entered into in April 2000 coupled with the $200 million 9 5/8% Senior Notes Due 2007 which were issued in December 2000.

     Tax (Provision) Benefit. Our effective tax rate in 2000 was 34%, as compared to 25% for 1999. The higher effective tax rate for 2000 reflects the unfavorable impact of certain nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As a wholly-owned subsidiary of Weatherford prior to our spinoff in April 2000, our liquidity and capital resources historically were provided from cash flow from operations and cash provided to us by Weatherford. As a separate public entity following the spinoff, our liquidity and capital resources now depends on our cash flow from operations and our ability to raise capital from third-parties.

     At June 30, 2001, we had unused borrowing capacity of approximately $32.3 million under our $100 million revolving credit facility (Credit Facility). In anticipation of a declining market during the remainder of 2001 and part of 2002, we instituted a working capital management program focused on reducing our borrowings under our Credit Facility and increased our borrowing capacity under our Credit Facility. We currently have unused committed borrowing capacity of approximately $80 million.

     As a result of our efforts, we believe we have significantly improved our liquidity position and that we are well positioned to not only take full advantage of the expected upturn in the market for our products and services, but to maintain our businesses and take advantage of opportunities even in the event of any delay in the expected recovery in our markets.

     At December 31, 2001, we had cash and cash equivalents of $10.4 million and net working capital of $206.2 million. At December 31, 2001, we also had $5.4 million in restricted cash related to our 54% interest in P.T. H-Tech Oilfield Equipment (H-Tech) that is subject to dividend and distribution restrictions.

     The following table summarizes our cash flows provided (used) by operating activities, net cash used by investing activities and net cash provided (used) by financing activities for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net Cash Provided (Used) by Operating Activities.....  $ 65,240   $(32,615)  $ 40,490
Net Cash Used by Investing Activities................   (34,118)   (86,769)   (42,134)
Net Cash (Used) Provided by Financing Activities.....   (30,988)   121,495      3,713

  OPERATING ACTIVITIES

     Our net cash flow provided by operating activities increased by $73.1 million in 2001 as compared to 2000. The improvement in 2001 was generated by an increase in our net income as adjusted for other charges, depreciation, and deferred income taxes of $73.4 million, coupled with increased cash flow of $8.0 million attributable to dividends from our equity investment in Voest-Alpine, partially offset by a net incremental use of cash of $8.2 million related primarily to an increase in working capital associated with an approximately $240 million increase in total revenue in 2001 over 2000. To address the slow-down in our primary markets, during the second half of 2001 we implemented a working capital management program, which focuses on minimizing the cash conversion cycle related to inventory, accounts receivable, and accounts payable. Net cash flow provided by operating activities decreased by $97.9 million in 2000 as compared to 1999 due to increased working capital requirements to support the significant increase in demand for our products.

  INVESTING ACTIVITIES

     Our net cash used by investing activities decreased by $44.6 million in 2001 as compared to 2000 due primarily to decreased business acquisitions activity, partially offset by increased capital expenditures for property, plant, and equipment. In the fourth quarter of 2000, we consummated four acquisitions for approximately $66.0 million in cash. Net cash used by investing activities increased by $52.7 million in 2000 as compared to 1999 due primarily to increased business acquisitions activity in 2000.

  Capital Expenditures

     Our capital expenditures for property, plant, and equipment totaled $19.0 million, $20.9 million, and $37.2 million for the years ended December 31, 1999, 2000, and 2001, respectively. We currently expect to expend approximately $40 million to $50 million for capital expenditures for property, plant, and equipment during 2002 related to our capital improvement program to reduce production costs and improve efficiencies, our manufacturing consolidation projects, and maintaining our existing equipment base. Because of weak market conditions, approximately $15 million in capital expenditures that were scheduled to be made in late 2001 and early 2002 have been deferred to mid to late 2002. If market conditions do not improve as we currently expect, we will consider further deferring certain discretionary expenditures to 2003.

  Acquisitions

     We have entered into an agreement to acquire 65% of Scana Rotator, a Norwegian company that manufactures control valves for the offshore and deepwater markets. We expect to issue approximately 408,000 shares of Grant Prideco common stock and assume approximately $2.5 million in debt for the initial 65% interest.

     We have entered into agreements to acquire a 70% controlling interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets. We currently own approximately 21% of this entity. We will pay approximately

$2.1 million in cash and issue 1.3 million shares of Grant Prideco common stock for the additional interest. We also have entered into a joint venture with Tianjin Pipe Company (TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. We currently own a 60% interest in the joint venture with TPCO and plan to invest approximately $5 million for machinery and equipment as part of our contribution to the joint venture.

     On November 6, 2001, we acquired a license to Plexus's patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells. We also acquired the assets and customer base for the associated wellhead rental business. The purchase price was $2 million in cash and we have agreed to fund an additional $4 million in working capital to support the POS-GRIP(TM) technology and the wellhead rental business. Additional consideration will be paid based on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002, not to exceed $5.5 million.

     In September 2001, we entered into a joint venture for the development of composite motor and pump technology. We have a 50% interest in this joint venture. As of December 31, 2001, our total investment was less than $500,000. This investment is accounted for under the equity method of accounting.

     On May 1, 2001, we purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12 million. Intellipipe, Inc. owns a 50% interest in Intelliserv, Inc. Intelliserv, Inc. is currently developing and commercializing a smart drill pipe telemetry system. Pursuant to the acquisition of Intellipipe, Inc, we are providing materials and capital for the development of the system. Our investment in Intelliserve, Inc. is accounted for under the equity method of accounting.

     On November 26, 2000, we purchased CMA, a state-of-the-art tool joint manufacturer located in Turin, Italy, for approximately $30.6 million in cash, and assumed debt of approximately $1.2 million. This acquisition secured a high-quality source of tool joints and decreased our dependence on our Veracruz, Mexico operations.

     On November 16, 2000, we acquired the assets of Seam-Mac Tube, LTD. (Seam-Mac), a manufacturer of small diameter macaroni tubing for OCTG markets and horizontal directional drilling (HDD) products for the water well, construction and utility boring industries for approximately $20.0 million in cash and assumed debt of approximately $4.4 million. Effective October 1, 2001, we closed the Stephenville, Texas manufacturing plant. In connection with the plant closing, we incurred certain liabilities as part of the plan, which began to be formulated on the acquisition date, to combine the operations of Seam-Mac with those of the Company. These liabilities relate to the Seam-Mac operations and include severance and termination costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that will be sold. The liabilities incurred in connection with the plant closing were approximately $3.9 million. Of this amount, approximately $1.0 million was recorded as part of the Seam-Mac purchase price, of which approximately $0.5 million remained as of December 31, 2001. The remaining costs of $2.9 million were either capitalized or expensed in accordance with our accounting policies. We expect to save around $750,000 to $1 million a quarter due to the plant closing. We incurred approximately $900,000 in operating losses during the third quarter of 2001 due to inefficiencies associated with the winding down of its operations.

     On October 19, 2000, we acquired the assets of Star Iron Works, Inc.
(Star), a manufacturer of drilling tools for the water well, construction and utility boring industries, for approximately $12.3 million in cash and assumed debt of approximately $1.1 million.

     On October 1, 2000, we acquired Ideal Machine and Supply, Inc. (Ideal) a tubular accessories producer, for approximately $2.5 million in cash and $1.9 million in deferred and contingent payments, which were settled in October 2001.

     On October 27, 1999, we acquired an additional 27% interest in H-Tech, an Indonesia-based drill pipe manufacturer with facilities located on Batam Island. We previously held a 27% interest in H-Tech, and with this purchase, we own a controlling 54% interest in H-Tech. The purchase price for the acquisition of this additional interest was $6.0 million in cash.

     On July 23, 1999, we acquired a 50.01% ownership interest in Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG (Voest-Alpine) in Austria, for approximately $32.6 million, of which we paid approximately $8.0 million in cash, with the remainder payable over a period of up to 7 1/2 years. As of December 31, 2001, the remaining debt balance was $5.5 million. Our investment in Voest-Alpine is reported on the equity method of accounting. Voest-Alpine owns a tubular mill in Austria with a capacity of approximately 300,000 metric tons that is capable of supplying a large portion of our green tube requirements in the United States. In addition, we entered into a long-term green tube supply contract with Voest-Alpine. The impact of this investment and supply contract benefits us by providing a reliable source of raw materials and provides us a 50% profit participation in Voest-Alpine's business.

     During 1999 we consummated five other acquisitions for $5.2 million in cash, $6.6 million in notes payable and assumed debt, and 0.45 million shares of Weatherford common stock.

  FINANCING ACTIVITIES

     Our net cash provided by financing activities decreased by $117.8 million in 2001 as compared to 2000. In 2001, we had net borrowings related to our Credit Facility of $22.0 as compared to $30.8 million in 2000. In 2000, we received net proceeds of $193.3 million from the issuance of $200 million 9 5/8% Senior Notes Due 2007, offset partially by debt repayments of $120.3 million. In 2001, there were no issuances of long-term debt and debt principal repayments totaled $17.3 million.

  CREDIT FACILITY AND OTHER LONG-TERM DEBT

     Currently, our outstanding debt balances are primarily comprised of our Credit Facility, Senior Notes, and debt incurred in our acquisition of our interest in Voest-Alpine. We estimate our required principal and interest payments for our outstanding debt to be approximately $29 million for 2002.

  Credit Facility

     In April 2000, we entered into a revolving credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. Originally, the committed amount was $100 million. As of February 2002, we have increased this committed amount to $135 million. The Credit Facility is secured by our U.S. and Canadian inventories, equipment, and receivables and is guaranteed by our domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. Amounts outstanding under the Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.00% to 0.75% depending on our leverage ratio) or LIBOR (plus 1.50% to 2.50% depending on our leverage ratio) for the U.S. denominated advances or either the reference rate of the Royal Bank of Canada or CDOR for Canadian denominated advances. Interest on outstanding borrowings is payable monthly. The Credit Facility also provides us with availability for stand-by letters of credit and bid and performance bonds. We are required to comply with various affirmative and negative covenants which limit our ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and other related items. We are also subject to financial covenants which require us to maintain a certain tangible net worth and fixed charge coverage ratio. As of December 31, 2001, and as of the date of this reporting, we were in compliance with the various covenants under the Credit Facility agreement.

     As of December 31, 2001, we had borrowed $54.3 million under the Credit Facility, $4.8 million had been used to support outstanding letters of credit, and $65.9 million was available for borrowing under the Credit Facility, which reflects an increase in the committed amount of the Credit Facility from $100 million to $125 million in December 2001. Additionally, at December 31, 2001, there were outstanding borrowings of $0.4 million under a miscellaneous credit facility and $0.7 million of outstanding letters of credit, which had been supported under various available letter of credit facilities that are not related to the Credit Facility. In February 2002, we increased the committed amount an additional $10 million to $135 million.

  9 5/8% Senior Notes Due 2007

     On December 5, 2000, we issued $200 million principal amount of 9 5/8% Senior Notes Due 2007 (Senior Notes). The Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay the $100 million subordinated note to Weatherford and to repay outstanding borrowings under our Credit Facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year. We may redeem all or part of the Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items. As of December 31, 2001, and as of the date of this reporting, we were in compliance with the various covenants under the Senior Notes agreement.

     In the event there is a payment default under our Credit Facility, the Senior Notes could come due.

  Voest-Alpine

     Debt. In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, we incurred debt, denominated in Euros, in the amount of $24.6 million (the "Voest-Alpine Debt"). Principal of $9.2 million is payable over three years in six equal installments beginning January 2000 with the remaining balance of $15.4 million due over a 7 1/2 year period and paid out of the annual dividend payable to us as a shareholder of Voest-Alpine. Any remaining 7 1/2 year principal balance that has not been repaid by July 2004 is payable in five equal semi-annual installments beginning on December 1, 2004. As of December 31, 2001, principal related to the 3 1/2 year debt was $2.6 million (based on December 31, 2001 exchange rates) and will be paid during 2002. In June 2000 and 2001, a dividend from Voest-Alpine of approximately $0.4 million and $11.5 million, respectively, was applied as a principal payment on the 7 1/2 year Voest-Alpine Debt. As of December 31, 2001, the balance related to the 7 1/2 year debt is $2.9 million (based on December 31, 2001 exchange rates). Interest on the Voest-Alpine debt is payable every six months beginning January 2000. The interest rate as of December 31, 2001 was 4.4% per annum.

     Purchase Commitments. As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine. Under this agreement, we agreed to purchase a minimum of 60,000 metric tons of seamless green drill pipe per year through September 2003 at a benchmark third-party price. The volume requirements represent between 60% to 75% of our normal worldwide requirements for this type of tubular for drill pipe and could be resold by us in the international markets. Because this agreement requires us to purchase tubulars regardless of our needs, some purchases under this agreement could be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine.

LIQUIDITY OUTLOOK

     As of March 1, 2002, we had outstanding borrowings and letters of credit totaling $47.9 million under our $135 million Credit Facility. Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and remaining availability under the Credit Facility are expected to satisfy all of our expected commitments during the next twelve months. We believe that our recent $35 million increase in the committed amount under our Credit Facility provides additional liquidity in the event of a prolonged market downturn and the ability to take advantage of strategic opportunities that may present themselves during this period of reduced activity. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our Credit Facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

     The following table summarizes our contractual obligations and commercial commitments at December 31, 2001 (in thousands):

                                                LESS THAN                            AFTER
CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
-----------------------              --------   ---------   ---------   ---------   -------
Long-Term Debt.....................  $207,987    $ 5,307     $   428    $201,995    $  257
Capital Lease Obligations..........     3,493      1,149       2,344          --        --
Operating Leases...................    35,079      5,754      13,549       6,628     9,148
Purchase Commitments --
  Open-Ended.......................    10,082      8,300       1,782          --        --
  Closed-Ended.....................       388        388          --          --        --
                                     --------    -------     -------    --------    ------
Total Contractual Obligations......  $257,029    $20,898     $18,103    $208,623    $9,405
                                     ========    =======     =======    ========    ======

                                                LESS THAN                            AFTER
COMMERCIAL COMMITMENTS                TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
----------------------               --------   ---------   ---------   ---------   -------
Lines of Credit(a).................  $ 54,700    $54,700     $    --    $     --    $   --
Standby Letters of Credit..........     5,422      2,150       3,272          --        --
                                     --------    -------     -------    --------    ------
Total Commercial Commitments.......  $ 60,122    $56,850     $ 3,272    $     --    $   --
                                     ========    =======     =======    ========    ======

---------------

(a) For reporting purposes we classify our Credit Facility as current, however, we have the ability under the terms of the Credit Facility agreement to maintain these obligations for longer than one year.

TAX MATTERS

     As a result of our spinoff from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in some states and foreign countries. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate-level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford. We believe these matters will not have a material adverse effect on our earnings.

RELATED-PARTY TRANSACTIONS

     A majority of our current board of directors appointed at the time of our spinoff are also directors of Weatherford. Prior to the Company's spinoff from Weatherford, Weatherford provided various administrative services on behalf of the Company. Weatherford no longer provides these services. In addition, in connection with the spinoff, we entered into a preferred supplier agreement with Weatherford and issued to them a $100 million subordinated note and a $30 million drill stem purchase price credit in partial payment of intercompany debt being forgiven by them at the time of the spinoff. We subsequently repaid the $100 million subordinated note utilizing a portion of the proceeds from our sale of Senior Notes. Weatherford has utilized approximately $10.4 million of the drill stem credit as of December 31, 2001. Prior to and since the spinoff, Weatherford has remained a customer for our drill stem and other products. We believe that the prices we charge Weatherford for these products under our preferred supplier agreement are arms-length prices and consistent with market prices charged to similarly situated rental tool companies. Our transactions with Weatherford are more fully described in Note 18 to our financial statements.

OFF-BALANCE SHEET FINANCING

     As of December 31, 2001 we own interests in four companies that are not consolidated in our financial statements, including Voest-Alpine. Included in our financial statements in Note 6 is financial data, including total assets and liabilities for Voest-Alpine. One of the ventures is engaged in the manufacture and sale of drill pipe to the Chinese and related markets and has short-term debt of approximately $4.0 million at December 31, 2001. The two other joint ventures relate to technologies we are currently developing. These companies do not have any debt, other than trade payables relating primarily to research and development expenses.

     We do not have any off-balance sheet hedging, financing arrangements, contracts, or operations that rely upon credit or similar ratings.

RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income
(loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on our results of operations, but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Balance Sheets.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 had no impact on our consolidated results of operations and financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.0 million ($0.04 per share) per year. Other intangible assets will continue to be amortized over their useful lives. In 2002, we will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. If the first test indicates potential goodwill impairment, we will perform the second test to determine the potential impairment impact. We have not yet determined what the effect, if any, of these tests will be on our consolidated results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not anticipate that the statement will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We anticipate that we will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

  EXPECTATIONS FOR FIRST QUARTER 2002 AND FISCAL 2002

     As previously noted, as we look forward at our projected results for 2002, we currently expect to report earnings of approximately $0.06 to $0.10 per share during the first quarter. Looking beyond the first quarter of 2002, we currently expect to report earnings in the second quarter of anywhere from around break-even to $0.06 per share, with our current expectation being that we will be in the mid-point of this range, and report earnings per share in the third and fourth quarter between $0.07 and $0.12 per share and the mid-teens, respectively. A delay in the assumed increase in the rig count could push out our expected improvement.

     Investors should be cautioned that our actual earnings for 2002 will be highly dependent upon a variety of market factors outside of our control, in particular the strength and timing of the recovery in drilling in North America. Based upon available data, we expect that market conditions in North America will continue to remain depressed during the first and second quarters of 2002, with increased activity occurring during the third and fourth quarters of 2002, when we expect natural gas prices and rig counts to increase. We expect international demand for our drill pipe and marine products and services to continue to be strong, but not to offset these North American declines.

     In addition to changes in market forces, our results of operations will be dependent upon a variety of other factors, including our ability to maintain our production capacity to quickly react to positive changes in demand when they occur, our ability to maintain pricing increases we implemented during 2002, our ability to maintain our current market shares in our various businesses, our ability to generate revenue and income from our marine products and services, our ability to reduce our manufacturing costs, and general world economic trends. Any material change in the markets or changes that affect the assumptions used in modeling our 2002 results will affect our actual results.

     In modeling our earnings for 2002, we have made numerous assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future. In addition to the numerous assumptions described above under "2001 Market Decline and Current Expectations", our forward-looking statements are based upon the following assumptions:

     - The average North American rig count for 2002 will be around 850 to 900. We have not projected that the United States rig count will fall below 700 rigs. We have also assumed a recovery beginning in the second quarter, and an average United States rig count of around 900 to 950 rigs during the second half of 2002.

     - Natural gas prices will average around $2.50 per MMBtu during the first quarter of 2002, will begin recovering during the second quarter of 2002, and will average over $3.00 per MMBtu during the second half of 2002. We have also assumed that natural gas prices will not fall below $2.00 per MMBtu for any period of time that would affect demand for our products or potential purchasing decisions.

     - International drilling activity and rig counts will continue to increase and international demand for our drill stem products will continue to be relatively strong throughout 2002.

     - We expect our effective tax rate to be 34% to 35% for each quarter during 2002.

     - There will be no changes in domestic or worldwide political events that would have an adverse consequence upon the domestic or worldwide economies and the demand for our products and services. In particular, we assume that OPEC and other oil exporting countries and organizations will take reasonable actions to insure that worldwide oil prices remain within our assumptions of the mid-$20 per barrel range, not falling below $20 per barrel for any prolonged period of time that would adversely affect demand, and that United States military actions in Afghanistan or elsewhere will not disrupt any of our operations or demand for our products.

     - Our industrial drill pipe product line will be profitable and not operate at a loss during any quarter during 2002.

     - We will expend approximately 2% of revenues on research and development activities during 2002.

     - We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters or property losses.

     - Our marine connection product lines will not be materially affected by the impact of the Watts litigation described in Item 3. Legal Proceedings.

     - Our utility costs, labor costs, and other expenses will not increase substantially from their current levels.

     - Our manufacturing operations will not experience any material disruptions in production, supply or efficiencies.

     - There will be no material geo-political events that disrupt energy markets.

     - We will not incur any material currency remeasurement or transactional losses.

     - There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

     - We are currently reviewing our capital expenditure program for 2002 in light of the market. We currently expect to spend around $40 million to $50 million in capital expenditures during the year. A large portion of these expenditures (approximately $15 million) will be for the completion of phase one of our automation plan in Navasota. The first phase is now scheduled to be completed and on line in the third quarter. Ongoing maintenance capital expenditures is expected to be around $15 million to $20 million, with the balance dedicated to new projects to improve efficiencies and capabilities. Depreciation for 2002 is expected to be around $30 million and amortization around $1 million to $2 million for the year. We are still reviewing the potential impact of the accounting change on the carrying values of goodwill for our businesses in light of market and other factors and will be addressing that by the end of the second quarter.

     - There will be no material adverse affect on our operations as a result of United States trade laws during 2002. Our operations and costs will not be adversely affected by any other actions under the trade laws relating to products imported by us from our foreign locations.

RISK FACTORS AND EXPOSURES

     This report and our other filings with the SEC and our public releases contain statements relating to our future results, including our projections and business trends. We believe these statements constitute "Forward-Looking Statements" as defined in the Private Securities Litigation Reform Act of 1995. Our company and the businesses in which it operates are subject to various risks and uncertainties that could have adverse consequences on our results of operations and financial condition and that could cause actual results to be materially different from projected results contained in the forward-looking statements in this report and in our other disclosures. Investors should carefully consider these risks and uncertainties when evaluating our company and the forward-looking statements that we make. These risks and uncertainties include, but are not limited to, the following:

  A FURTHER DECLINE IN DOMESTIC AND WORLDWIDE DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business is materially dependent on the level of drilling activity in North America and worldwide, which in turn depends primarily on prices for oil and gas. Lower drilling activity not only decreases demand for our products, but following rapid declines in drilling, the resulting customer inventory associated with idle rigs can generally be used to some extent on active rigs in lieu of new purchases. The time period for which this inventory is used will be a function of where the rig count is (the lower the rig count the more inventory there is) and where the rig count is expected to go (in a down market purchases are generally held off, and in an up market purchasing begins to occur when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe).

     Our projections and forward-looking statements regarding our premium connection and tubular businesses are very dependent upon our assumption that the domestic rig count will reach its bottom late in the first quarter or in the second quarter and begin a gradual rise. We have also assumed that because distributor inventories are generally low, purchasing and activity in this segment will increase relatively quickly once the rig count begins to turn. Our second, third and fourth quarter of 2002 projections assume positive and increasing contributions from this segment. If our assumptions on the market are incorrect, our projected second, third, and fourth quarter results will be affected.

     As noted above, declines in North American drilling activity that occurred during the second half of 2001 have created uncertainty regarding our future results of operations. Our forward-looking statements and earnings estimates relating to 2002 assume that domestic rig counts do not fall below 700; begin increasing sometime during the second quarter of 2002, and continue to increase throughout the third and fourth quarters of 2002. Our forward-looking statements and earnings estimates assume that international activity and demand will continue to remain strong throughout 2002. If our assumptions are incorrect in this regard, our results of operations as well as our financial condition for 2002 could be materially adversely affected.

  AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND RESULTS OF OPERATIONS.

     Demand for oil and natural gas is influenced by numerous factors, including the North American and worldwide economies as well as activities of OPEC. The United States and worldwide economies (particularly Europe and Japan) slowed during 2001, in particular following the September 11th terrorist attacks. The decline in the United States economy has impacted demand for natural gas and resulted in a softening in gas prices and projected natural gas drilling activity. To date, slow downs in international economies have not adversely affected international demand for our products and our forward-looking statements and earnings estimates assume that this will continue. Our forward-looking statements and earnings also assume that recent improvements in the domestic economy will continue so that the United States economy will improve during the year, that natural gas inventory levels rationalize, and demand and prices improve, which will positively impact demand for our products during the second half of 2002. If this expected economic improvement does not occur or international markets decline unexpectantly, our projections, results of operations, and financial condition could be materially adversely affected. In addition, if actions by OPEC to increase its production of oil adversely affect world oil prices, additional declines in rig counts could result beyond our assumptions, particularly internationally, and our projections, results of operations, and financial condition could be materially adversely affected.

  OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 AND 2003 ARE BASED IN PART UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE OUR MANUFACTURING CAPACITY IN RESPONSE TO CHANGES IN DEMAND WITHOUT MATERIAL DISRUPTION.

     We have recently taken steps to increase our manufacturing capacity and reduce manufacturing costs in all of our manufacturing operations. These activities are ongoing and will continue through 2002. Our manufacturing goal is to be able to produce between 1.5 million and 2.5 million feet of drill pipe during a quarter (outside of China) with little operational changes or disruption. We also intend to be able to increase our production to up to 3.0 million feet a quarter (outside of China) without significant operational disruptions and process inefficiencies. Our forward-looking statements regarding our results of operations during 2002 assume that we will be able to increase our production during the second half of the year with minimal operational disruption and inefficiency in order to meet the increased demand that we currently assume will occur during that period. If there are any material disruptions or excess costs associated with the manufacturing changes and our ability to reduce and increase production with minimal disruption, our results of operations during 2002 could be materially adversely affected.

  OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO MAINTAIN PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

     Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases are subject to various risks, including adverse changes in industry conditions and regulations, as well as unexpected actions by our competitors. Although we project a slowdown in North American demand, we believe our prices are now at realistic market levels, and we do not expect to see any material price declines during 2002. If market conditions or other factors cause us to decrease prices, our projections and results could be materially adversely affected.

  OUR ABILITY TO MEET EARNINGS AND REVENUE GOALS FOR 2002 IS BASED UPON OUR ABILITY TO INCREASE OUR MARKET SHARE AND EFFICIENCIES FROM OUR MARINE PRODUCTS AND SERVICES PRODUCT LINES.

     We recently reorganized our marine division with the objective of increasing market share and profitability of our current product lines and growing the division through the acquisition of complementary businesses, products, and services. Our projections and forward-looking statements assume that we will increase this division's revenues and operating efficiencies. Any failure to do so could have a material adverse affect upon our projects and results of operations.

  OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     During the fourth quarter of 2001, we derived approximately 15% of our total revenues from our facilities outside the United States. In addition, a large part of our sales from our domestic locations were for use in foreign countries. We expect this percentage to increase substantially as demand for our drill stem products improve internationally. Our expectations for 2002 depend on our ability to maintain our international sales while domestic demand remains depressed. In addition, many of our key manufacturing operations are outside of the United States. Our operations in certain international locations, including Mexico, Austria, Italy, China, and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

     - currency fluctuations and devaluations,

     - currency restrictions and limitations on repatriation of profits, and

     - political instability.

     Our foreign operations may suffer disruptions and we may incur losses that will not be covered by insurance. In particular, the September 11th terrorist attacks and resulting U.S. military activity in

Afghanistan or elsewhere increase the possibility that our operations could be interrupted or adversely affected. Such disruption could include our inability to timely and cost effectively ship product, an inability to place contractors and employees in various countries or regions, evacuations, or similar disruptions.

     Any material currency fluctuations or devaluations or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

     Our long-term supply contract may obligate us to purchase unneeded materials, and an increase in the cost of Euros would make those materials more expensive to us.

     We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of raw materials per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offsetting revenues in Euros, and we have not hedged against this contract for its entire term. Our manufacturing of tool joints in Italy has benefited from a weak Euro against the dollar. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

  WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS, WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Many of our products are used in hazardous drilling and production applications where an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment, or the environment, as well as the suspension of the end-user's operations. If our products were to be involved in any of these difficulties, we could face litigation and may be held liable for those losses. Our insurance coverage may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we may not be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any claims made under our policies likely will cause our premiums to increase. Any future damages deemed to be caused by our products or services that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

  WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

     Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage, and disposal of hazardous materials. Compliance with these environmental laws is a major consideration in the manufacturing of our products, as we use and generate hazardous substances and wastes in our manufacturing operations, and we may be subject to material financial liability for any investigation and clean-up of such hazardous materials. In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may also subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

  OUR PROJECTIONS AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS.

     Although we are a U.S.-based manufacturing company, we do own and operate international manufacturing operations that support our U.S.-based business. If actions under U.S. trade laws were instituted that limited our access to these products, our ability to meet our customer specifications and delivery requirements would be reduced. Our forward-looking statements assume there will be no adverse effects on our ability to import from our foreign subsidiaries. Any result to the contrary could have a material adverse affect on our projections and results of operations.

  WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

     As noted under Item 3. Legal Proceedings, we have recorded an additional reserve as a result of a jury verdict in litigation involving Mr. John D. Watts and our XL Systems(TM) subsidiary. The trial judge has the discretion to award additional damages and attorney's fees that could increase our liability by an additional $3.5 million to $4.5 million which could reduce our net income. The trial judge also has the discretion to permanently enjoin us from utilizing the premium connection that was the subject of the litigation in its current configuration in the United States. We have identified and currently are testing a redesign of this connection that will be outside the scope of the trial court and jury's decision. If successful, we would not expect any injunction to have a material effect on our operations. If unsuccessful, we could be precluded from manufacturing and selling this connection in the United States, which we estimate could reduce our forecasted net income in 2002 or 2003 by $1.0 million to $3.0 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

     We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material. Refer to Note 10 to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.

FOREIGN CURRENCY RISK

     The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We hedge our exposure to changes in foreign exchange rates principally with forward contracts.

     Forward contracts designated as hedges of foreign currency transactions are marked to the forward rate with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is immaterial.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 10 in the financial statements.

     At December 31, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value of approximately $0.2 million. A 10% change in the forward rate of Euros subsequent to December 31, 2001 would have a minimal effect on the fair value of the open forward contracts and call options. For the year ended December 31, 2001, we have recognized hedging losses of $0.6 million.

     At December 31, 2000, we had open forward contracts to exchange U.S. dollars for Euros at a fair value of approximately $29.1 million. If a 10% devaluation in the Euro compared to the U.S. dollar were to occur subsequent to December 31, 2000, the exchange value of the open forward contracts would be $26.2 million.

INTEREST RATES

     We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following tables summarize our debt obligations at December 31, 2000 and 2001 that are sensitive to changes in interest rates. The tables present principal cash flows by expected maturity dates and weighted average interest rates:

                                   2001     2002     2003     2004     2005    THEREAFTER
                                  ------   ------   ------   ------   ------   ----------
2000
Long-term debt:
  Fixed rate....................  $1,304   $1,033   $  955   $1,158   $  194    $199,113
  Average interest rate.........    9.50%    9.53%    9.55%    9.59%    9.61%       9.61%
  Variable rate.................  $4,000   $3,190   $  205   $2,651   $5,302    $  5,303
  Average interest rate.........    4.96%    4.91%    4.90%    4.90%    4.90%       4.90%

                                   2002     2003     2004     2005     2006    THEREAFTER
                                  ------   ------   ------   ------   ------   ----------
2001
Long-term debt:
  Fixed rate....................  $1,193   $1,163   $1,320   $  197   $   84    $199,290
  Average interest rate.........    9.52%    9.55%    9.58%    9.60%    9.61%       9.61%
  Variable rate.................  $5,263   $   92   $  576   $1,151   $1,151    $     --
  Average interest rate.........    5.06%    4.69%    4.65%    4.65%    4.65%         --

     Excluding the Senior Notes, most of our long-term borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis. The fair value of financial instruments which differed from their carrying value at December 31, 2000 and 2001 was as follows:

                                                                DECEMBER 31,
                                                    -------------------------------------
                                                          2000                2001
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     VALUE     VALUE     VALUE     VALUE
                                                    --------   ------   --------   ------
Senior Notes......................................   $198.8    $206.5    $199.0    $198.0

     Currently, we have variable interest rate debt totaling approximately $54.7 million for amounts borrowed under our Credit Facility and other miscellaneous short-term credit facilities. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from December 2001 levels, our interest expense would increase by a total of approximately $547,000 annually. The carrying value of the Credit Facility and other miscellaneous credit facilities approximates fair value as they bear interest at current market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed in this Item 8:

          Report of Independent Auditors

          Report of Independent Public Accountants

          Balance Sheets at December 31, 2000 and 2001

          Statements of Operations for each of the three years in the period ended December 31, 2001

          Statements of Cash Flows for each of the three years in the period ended December 31, 2001

          Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001

          Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Grant Prideco, Inc.

     We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc. as of December 31, 2001, and the related consolidated statement of operations, cash flows, and stockholders' equity for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Prideco, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                    ERNST & YOUNG LLP

Houston, Texas
February 1, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Prideco, Inc.:

     We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc., (a Delaware corporation), and subsidiaries (the "Company"), as of December 31, 2000 and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2000 and the combined statements of operations, cash flows and stockholders' equity of the drilling products businesses of Weatherford International, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Grant Prideco, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 which was adopted in the fourth quarter of 2000, effective January 1, 2000.

                                                   ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 2001

                              GRANT PRIDECO, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                PAR VALUE AMOUNT)
                                      ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents.................................  $  8,315    $ 10,384
  Restricted Cash...........................................     4,000       5,383
  Accounts Receivable, Net of Allowance for Uncollectible
    Accounts of $1,897 and $1,407 for 2000 and 2001,
    respectively............................................   132,067     148,223
  Inventories...............................................   200,252     198,814
  Current Deferred Tax Asset................................    23,995      16,275
  Other Current Assets......................................     8,404      13,284
                                                              --------    --------
                                                               377,033     392,363
                                                              --------    --------
PROPERTY, PLANT, AND EQUIPMENT, AT COST:
  Machinery and Equipment...................................   234,597     249,023
  Land, Buildings, and Other Property.......................    96,831     110,072
                                                              --------    --------
                                                               331,428     359,095
  Less: Accumulated Depreciation............................   118,647     134,588
                                                              --------    --------
                                                               212,781     224,507
                                                              --------    --------
GOODWILL, NET...............................................   232,140     231,521
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................    38,952      55,289
DEFERRED TAX ASSET..........................................       336         108
OTHER ASSETS................................................    31,322      11,810
                                                              --------    --------
                                                              $892,564    $915,598
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term
    Debt....................................................  $ 38,160    $ 61,154
  Accounts Payable..........................................    84,451      62,689
  Current Deferred Tax Liability............................     2,278       5,051
  Customer Advances.........................................     2,275       1,469
  Accrued Labor and Benefits................................    14,101      15,927
  Other Accrued Liabilities.................................    37,320      39,891
                                                              --------    --------
                                                               178,585     186,181
                                                              --------    --------
LONG-TERM DEBT..............................................   219,104     205,024
DEFERRED INCOME TAXES.......................................    40,378      40,948
MINORITY INTEREST...........................................     1,098       1,615
OTHER LONG-TERM LIABILITIES.................................    21,896      12,863
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value, Authorized 300,000
    Shares, Issued 108,542 and 109,293 in 2000 and 2001,
     respectively...........................................     1,085       1,093
  Capital in Excess of Par Value............................   349,436     361,699
  Treasury Stock, at Cost...................................    (1,046)     (2,551)
  Retained Earnings.........................................    97,109     125,199
  Deferred Compensation Obligation..........................     4,973       6,078
  Accumulated Other Comprehensive Loss......................   (20,054)    (22,551)
                                                              --------    --------
                                                               431,503     468,967
                                                              --------    --------
                                                              $892,564    $915,598
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          2000          2001
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES....................................................   $286,370      $498,481      $740,127
                                                               --------      --------      --------
COSTS AND EXPENSES:
  Cost of Sales.............................................    262,269       439,515       571,118
  Selling, General, and Administrative Attributable to
     Segments...............................................     31,104        36,759        49,544
  Corporate General and Administrative......................     14,638        20,809        21,402
  Equity (Income) Loss in Unconsolidated Affiliates.........        419        (5,495)       (8,747)
  Weatherford Charges.......................................      1,500           500            --
  Other Charges.............................................      9,454        11,129        33,755
                                                               --------      --------      --------
                                                                319,384       503,217       667,072
                                                               --------      --------      --------
OPERATING INCOME (LOSS).....................................    (33,014)       (4,736)       73,055
                                                               --------      --------      --------
OTHER INCOME (EXPENSE):
  Interest Expense..........................................    (11,343)      (17,005)      (27,067)
  Other, Net................................................       (138)         (109)       (1,270)
                                                               --------      --------      --------
                                                                (11,481)      (17,114)      (28,337)
                                                               --------      --------      --------
INCOME (LOSS) BEFORE INCOME TAXES...........................    (44,495)      (21,850)       44,718
(PROVISION) BENEFIT FOR INCOME TAXES........................     11,199         7,365       (15,651)
                                                               --------      --------      --------
NET INCOME (LOSS) BEFORE MINORITY INTEREST..................    (33,296)      (14,485)       29,067
MINORITY INTEREST...........................................       (215)         (211)         (977)
                                                               --------      --------      --------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE....................................................    (33,511)      (14,696)       28,090
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX..........         --        (1,789)           --
                                                               --------      --------      --------
NET INCOME (LOSS)...........................................   $(33,511)     $(16,485)     $ 28,090
                                                               ========      ========      ========
BASIC NET INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Basic net income (loss) before cumulative effect of
     accounting change......................................   $  (0.33)     $  (0.13)     $   0.26
  Cumulative effect of accounting change....................         --         (0.02)           --
                                                               --------      --------      --------
  Net income (loss).........................................   $  (0.33)     $  (0.15)     $   0.26
                                                               ========      ========      ========
  Basic weighted average shares outstanding.................    101,245       109,000       109,486
                                                               ========      ========      ========
DILUTED NET INCOME (LOSS) PER SHARE
  (Pro forma prior to effective date of spinoff)
  Diluted net income (loss) before cumulative effect of
     accounting change......................................   $  (0.33)     $  (0.13)     $   0.25
  Cumulative effect of accounting change....................         --         (0.02)           --
                                                               --------      --------      --------
  Net income (loss).........................................   $  (0.33)     $  (0.15)     $   0.25
                                                               ========      ========      ========
  Diluted weighted average shares outstanding...............    101,245       109,000       110,884
                                                               ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                            STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000        2001
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss).........................................  $(33,511)  $ (16,485)  $ 28,090
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided (Used) By Operating Activities:
  Non-Cash Portion of Other Charges.........................     9,454      22,125     30,248
  Depreciation and Amortization.............................    30,514      31,842     36,453
  Deferred Income Tax.......................................     9,531     (11,662)     4,476
  Equity (Income) Loss in Unconsolidated Affiliates, Net of
     Dividends..............................................       419      (4,939)     3,019
  Change in Assets and Liabilities, Net of Effects of
     Businesses Acquired:
     Accounts Receivable, Net...............................    41,072     (45,466)   (25,158)
     Inventories............................................    10,944     (28,000)   (10,406)
     Other Current Assets...................................     8,919      (1,582)    (3,881)
     Other Assets...........................................      (703)         --       (238)
     Accounts Payable.......................................     2,501      28,654    (23,125)
     Other Accrued Liabilities..............................   (15,865)      8,942     (2,293)
     Customer Advances......................................    13,255     (16,228)      (806)
     Purchase Credit........................................    (8,000)     (1,638)        --
     Other, Net.............................................    (3,290)      1,822      4,111
                                                              --------   ---------   --------
       Net Cash Provided (Used) by Operating Activities.....    65,240     (32,615)    40,490
                                                              --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired........................   (15,072)    (66,027)    (5,008)
  Capital Expenditures for Property, Plant, and Equipment...   (19,046)    (20,891)   (37,212)
  Other, Net................................................        --         149         86
                                                              --------   ---------   --------
       Net Cash Used by Investing Activities................   (34,118)    (86,769)   (42,134)
                                                              --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing on Revolving Credit Facility, Net...............        --      30,850     22,030
  Issuance of Long-Term Debt, Net...........................        --     193,324         --
  Repayments on Debt, Net...................................   (54,225)   (120,339)   (17,334)
  Purchase of Treasury Stock................................        --      (1,046)    (1,637)
  Proceeds from Stock Option Exercises......................        --       1,502        654
  Predecessor Stockholder's Investment......................    23,237      17,204         --
                                                              --------   ---------   --------
       Net Cash (Used) Provided by Financing Activities.....   (30,988)    121,495      3,713
                                                              --------   ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       134       2,111      2,069
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     6,070       6,204      8,315
                                                              --------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  6,204   $   8,315   $ 10,384
                                                              ========   =========   ========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                      COMMON STOCK                              ACCUMULATED
                                       $0.01 PAR       CAPITAL IN                  OTHER       TREASURY STOCK      DEFERRED
                                    ----------------   EXCESS OF    RETAINED   COMPREHENSIVE   ---------------   COMPENSATION
                                     SHARE    AMOUNT   PAR VALUE    EARNINGS       LOSS        SHARE   AMOUNT     OBLIGATION
                                    -------   ------   ----------   --------   -------------   -----   -------   ------------
                                                                         (IN THOUSANDS)
Balance at December 31, 1998......       --   $   --    $     --    $147,105     $(13,338)       --    $    --      $   --
  Total Comprehensive Loss........       --       --          --     (33,511)         (17)       --         --          --
  Stockholder's Contribution......       --       --          --          --           --        --         --          --
                                    -------   ------    --------    --------     --------      ----    -------      ------
Balance at December 31, 1999......       --       --          --     113,594      (13,355)       --         --          --
  Total Comprehensive Loss........                                   (16,485)      (6,699)       --         --          --
  Shares Issued in Distribution...  108,391    1,084     347,325          --           --        --         --          --
  Predecessor Stockholder's
    Investment....................       --       --          --          --           --        --         --          --
  Stock Grant and Options
    Exercised.....................      151        1       1,501          --           --        --         --          --
  Tax Benefit of Options
    Exercised.....................       --       --         610          --           --        --         --          --
  Deferred Compensation
    Obligation....................       --       --          --          --           --        --         --       4,973
  Purchase of Treasury Stock for
    Executive Deferred
    Compensation Plan.............       --       --          --          --           --       (50)    (1,046)         --
                                    -------   ------    --------    --------     --------      ----    -------      ------
Balance at December 31, 2000......  108,542    1,085     349,436      97,109      (20,054)      (50)    (1,046)      4,973
  Total Comprehensive Income
    (Loss)........................       --       --          --      28,090       (2,443)       --         --          --
  Stock Grant and Options
    Exercised.....................      119        2         652          --           --        --         --          --
  Tax Benefit of Options
    Exercised.....................       --       --         130          --           --        --         --          --
  Deferred Compensation
    Obligation....................       --       --          --          --           --         6        132       1,105
  Issuance of Stock for
    Acquisition...................      632        6      11,994          --           --        --         --          --
  Unrealized Loss on Marketable
    Securities....................       --       --          --          --          (54)       --         --          --
  Issuance of Restricted Stock....       --       --       2,499          --           --        --         --          --
  Unamortized Restricted Stock....       --       --      (2,328)         --           --        --         --          --
  Purchase of Treasury Stock for
    Executive Deferred
    Compensation Plan.............       --       --          --          --           --      (124)    (1,637)         --
  Other...........................       --       --        (684)         --           --        --         --          --
                                    -------   ------    --------    --------     --------      ----    -------      ------
Balance at December 31, 2001......  109,293   $1,093    $361,699    $125,199     $(22,551)     (168)   $(2,551)     $6,078
                                    =======   ======    ========    ========     ========      ====    =======      ======


                                     PREDECESSOR        TOTAL
                                    STOCKHOLDER'S   STOCKHOLDERS'
                                     INVESTMENT        EQUITY
                                    -------------   -------------
                                           (IN THOUSANDS)
Balance at December 31, 1998......    $ 311,444       $ 445,211
  Total Comprehensive Loss........                      (33,528)
  Stockholder's Contribution......       42,173          42,173
                                      ---------       ---------
Balance at December 31, 1999......      353,617         453,856
  Total Comprehensive Loss........           --         (23,184)
  Shares Issued in Distribution...           --         348,409
  Predecessor Stockholder's
    Investment....................     (353,617)       (353,617)
  Stock Grant and Options
    Exercised.....................           --           1,502
  Tax Benefit of Options
    Exercised.....................           --             610
  Deferred Compensation
    Obligation....................           --           4,973
  Purchase of Treasury Stock for
    Executive Deferred
    Compensation Plan.............           --          (1,046)
                                      ---------       ---------
Balance at December 31, 2000......           --         431,503
  Total Comprehensive Income
    (Loss)........................           --          25,647
  Stock Grant and Options
    Exercised.....................           --             654
  Tax Benefit of Options
    Exercised.....................           --             130
  Deferred Compensation
    Obligation....................           --           1,237
  Issuance of Stock for
    Acquisition...................           --          12,000
  Unrealized Loss on Marketable
    Securities....................           --             (54)
  Issuance of Restricted Stock....           --           2,499
  Unamortized Restricted Stock....           --          (2,328)
  Purchase of Treasury Stock for
    Executive Deferred
    Compensation Plan.............           --          (1,637)
  Other...........................           --            (684)
                                      ---------       ---------
Balance at December 31, 2001......    $      --       $ 468,967
                                      =========       =========

   The accompanying notes are an integral part of these financial statements.

                              GRANT PRIDECO, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  GENERAL

  WEATHERFORD INTERNATIONAL SPINOFF OF ITS DRILLING PRODUCTS DIVISION

     On October 22, 1999, the Board of Directors of Weatherford International, Inc. (Weatherford) authorized the spinoff of its drilling products businesses (the "Company" or "Grant Prideco") to its stockholders as an independent, publicly traded company (the "Distribution"). The Internal Revenue Service issued a favorable tax ruling stating that the Distribution should be tax-free to the stockholders of Weatherford for U.S. federal income tax purposes. Weatherford consummated the spinoff through a distribution to its stockholders of one share of Grant Prideco common stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date for the Distribution. The Distribution was completed on April 14, 2000.

  BASIS OF PRESENTATION

     The combined statements of operations and cash flows for the periods prior to April 14, 2000 reflect Weatherford's drilling products businesses that were transferred to Grant Prideco from Weatherford in the Distribution. All activity subsequent to April 14, 2000 reflects Grant Prideco as distributed. The financial statements have been prepared using the historical bases in the assets and liabilities and historical results of operations related to Grant Prideco. The financial statements include allocations (carve-outs) of general and administrative corporate overhead costs of Weatherford to Grant Prideco and direct costs of services provided by Weatherford for the benefit of Grant Prideco prior to the Distribution. Management believes such allocations are reasonable; however, the costs of these services charged to Grant Prideco are not necessarily indicative of the costs that would have been incurred if Grant Prideco had performed these functions as a stand-alone entity. Subsequent to the Distribution, Grant Prideco has performed these functions using its own resources or purchased services and is responsible for the costs and expenses associated with the management of a public corporation. The financial statements included herein may not necessarily reflect the results of operations, financial position and cash flows of Grant Prideco in the future or what they would have been had it been a separate, stand-alone entity during all the periods presented.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2001 classifications. These reclassifications had no impact on net income (loss).

  NATURE OF OPERATIONS

     The Company is a manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. The Company also provides a variety of products and services to the growing world-wide offshore and deepwater market through its newly-created marine products and services segment. The Company's drilling products are used to drill oil and gas wells while our premium connections and tubular products are used to complete oil and gas wells once they have been successfully drilled. The Company's marine products and services are used for subsea construction, installation, and production. The Company's customers include major, independent, and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. The Company operates 22 manufacturing facilities located in the United States, Mexico, Canada, Europe, and Asia, and 30 sales, service, and repair locations globally.

     The Company's business is materially dependent on drilling and production activity and the associated demand for its drilling products, premium connections and tubulars, and marine products and services. Generally, demand for the Company's products is a function of drilling and completion activity. Demand for its drill stem products closely follows the domestic and international rig count, which in turn closely follows the prices of oil and gas. Demand for its premium connections and tubulars closely follows the United States gas rig count and Gulf of Mexico rig count. Demand for its marine products and services follows the level of

                              GRANT PRIDECO, INC.

offshore and deepwater drilling activity, which, although dependent upon prices of oil and natural gas, is less likely to follow short-term changes in oil and natural gas prices as these projects are very capital intensive and are more often based upon long-term forecasts for oil and gas prices.

  PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of Grant Prideco, its wholly owned subsidiaries, and the Company's 54% interest in the assets, liabilities and operations of H-Tech. The minority interest in H-Tech (46%) is included in the balance sheets and statements of operations as "Minority Interest." Intercompany transactions and balances between Grant Prideco's businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity method, as the Company has a significant influence but not a controlling interest (see Note 6).

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 2001, the Company had $4.0 million and $5.4 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

  INVENTORIES

     Inventory costs are determined principally by the use of first-in, first-out (FIFO) method, and are stated at the lower of such cost or realizable value. The Company values its inventory primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. The Company also periodically performs obsolescence reviews on its slow-moving inventories and establishes reserves based on current assessments about future demands, market conditions, and related management initiatives (see Note 3).

  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements, and betterments are capitalized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. Depreciation expense was $24.4 million, $25.7 million, and $29.1 million for the years ended December 31, 1999, 2000, and 2001, which includes depreciation of assets related to capital leases. The Company evaluates potential impairment of property, plant, and equipment and other long-lived assets on an ongoing basis and reduces the carrying value to estimated fair value whenever events or circumstances affecting the carrying amounts indicate that amounts may not be fully recoverable (see Note 4). The useful lives of the major classes of property, plant, and equipment are as follows:

                                                                  LIFE
                                                               ----------
Machinery and equipment.....................................   3-20 years
Buildings and other property................................   5-40 years

                              GRANT PRIDECO, INC.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not anticipate that the statement will have a material impact on its financial position or results of operations.

  INTANGIBLE ASSETS AND AMORTIZATION

     The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. Periodically or when events or circumstance indicate that the carrying amount of intangible assets may not be recoverable, the Company evaluates such assets for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances which warrant revision to the remaining useful life or which affect the recoverability of any intangible assets. Other identifiable intangible assets, included as a component of "Other Assets", are amortized on a straight-line basis over the years expected to be benefited, ranging from 5 to 15 years. Goodwill is amortized on a straight-line basis over the lesser of the estimated useful life or 40 years for acquisitions prior to June 30, 2001.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 had no impact on the Company's consolidated results of operations and financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt the statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $4.0 million ($0.04 per share) per year. Other intangible assets will continue to be amortized over their useful lives. In 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. If the first test indicates potential goodwill impairment, the Company will perform the second test to determine the potential impairment impact. The Company has not yet determined what the effect, if any, of these tests will be on its consolidated results of operations and financial position.

     Amortization expense for goodwill and other intangible assets was approximately $6.1 million, $6.1 million, and $7.4 million for the years ended December 31, 1999, 2000, and 2001, respectively. Accumulated amortization for goodwill at December 31, 2000 and 2001 was $16.8 million and $23.1 million, respectively.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date. Nonemployee stock-

                              GRANT PRIDECO, INC.

based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 13).

  FOREIGN CURRENCY TRANSLATION

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 1999, 2000, and 2001 were not material.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses foreign currency forward contracts and call options to hedge certain of its exposures to changes in foreign exchange rates, primarily related to the Euro. Fair value is calculated based on current forward rates for the forward contracts and call options. The Company has forward contracts and call options designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002 at its Italian subsidiary. These cash flow hedges have been deemed "highly effective" and are reviewed quarterly for effectiveness. Gains and losses attributable to the translation of the 7 1/2 year Voest-Alpine Stahlrohr Kindberg GmbH & Co. KG (Voest-Alpine) debt are included in other comprehensive income as the debt is designated as, and is effective as, a net investment hedge of the equity investment in Voest-Alpine (see Notes 6 and 10). The Company does not engage in derivative activity for speculative or trading purposes. Management believes that the risk of counterparty nonperformance is minimal.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. All derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives are designated as hedges of future cash flows, fair values or net investments. For derivatives treated as hedges of future cash flows, the effective portion of changes in fair value is recorded in other comprehensive income until the related hedge items impact earnings. Any ineffective portion of a hedge is reported in earnings immediately. For derivatives treated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in current period earnings. For derivatives treated as hedges of net investment in foreign operations, the effective portion of changes in the fair value of the derivative is recorded in the foreign currency translation adjustment. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Balance Sheets (see
Note 10).

     The Company does not have any off-balance sheet hedging or financing arrangements or contracts, other than operating leases described in Note 17.

  ACCOUNTING FOR INCOME TAXES

     The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes", assuming Grant Prideco was a separate entity for all periods prior to the Distribution. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A

                              GRANT PRIDECO, INC.

valuation allowance will be provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     In connection with the Distribution, Grant Prideco and Weatherford entered into a tax allocation agreement (the "Tax Allocation Agreement"). Under the terms of the Tax Allocation Agreement, Grant Prideco will be responsible for all taxes and associated liabilities relating to the historical businesses of Grant Prideco. The Tax Allocation Agreement also provides that any tax liabilities associated with the spinoff shall be assumed and paid by Grant Prideco subject to certain exceptions relating to changes in control of Weatherford. The Tax Allocation Agreement further provides that in the event there is a tax liability associated with the historical operations of the Company that is offset by a tax benefit of Weatherford, Weatherford will apply the tax benefit against such tax liability and will be reimbursed for the value of such tax benefit when and as Weatherford would have been able to otherwise utilize that tax benefit for its own businesses. Also, the Tax Allocation Agreement provides that Weatherford will have the future benefit of any tax losses incurred by Grant Prideco prior, as a part of a consolidated return with Weatherford, to the spinoff, and Grant Prideco will be required to pay Weatherford an amount of cash equal to any such benefit utilized by Grant Prideco or which expires unused by Grant Prideco to the extent those benefits are not utilized by Weatherford.

  REVENUE RECOGNITION

     The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, and title and risk of loss has passed to the customer. The Company also recognizes revenue on bill-and-hold transactions where the product has been completed and is ready to be shipped, however at the customer's request, the Company is storing the product on the customers' behalf for a brief period of time, typically less than one year. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. Allowances for bad debt are provided based on specific customer collection issues.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarized the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on guidance in SAB No. 101, the Company changed its accounting policy to recognize revenue upon completion of all third-party specific performance obligations as specified in the sales arrangement. Such third-party performance obligations had been considered inconsequential or perfunctory prior to the issuance of SAB No.
101. The Company adopted SAB No. 101 in the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of the accounting change was $1.8 million, net of income taxes of $1.0 million. Except for the 2000 Quarterly Financial Data presented in Note 20 herein, the Company has not presented pro forma results for prior years as the impact of SAB No. 101 was not material.

  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been anti-dilutive. At December 31, 1999 and 2000, stock options to purchase 1.6 million and 1.7 million shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. The computation of diluted earnings per share for 2001 did not include options to purchase 5.0 million shares

                              GRANT PRIDECO, INC.

of common stock because their exercise prices were greater than the average market price of the common stock.

     The following table reconciles basic and diluted weighted average shares:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1999      2000      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Basic weighted average number of shares outstanding.....  101,245   109,000   109,486
Dilutive effect of stock options........................       --        --     1,398
                                                          -------   -------   -------
Diluted weighted average number of shares outstanding...  101,245   109,000   110,884
                                                          =======   =======   =======

     The Company did not have a separate capital structure prior to the Distribution from Weatherford. Accordingly, pro forma basic and weighted average shares for the year ended December 31, 1999 and for the period through April 14, 2000 have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time, assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock.

2.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1999       2000      2001
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Net Income (Loss).....................................  $(33,511)  $(16,485)  $28,090
Foreign Currency Translation Adjustments, net of tax
  of $9, $3,607 and $1,227 for 1999, 2000 and 2001,
  respectively........................................       (17)    (6,699)   (2,279)
Unrealized Loss on Derivative Instruments, net of tax
  of $92 (see Note 10)................................        --         --      (164)
Unrealized Loss on Marketable Securities, net of tax
  of $29..............................................        --         --       (54)
                                                        --------   --------   -------
Total Comprehensive Income (Loss).....................  $(33,528)  $(23,184)  $25,593
                                                        ========   ========   =======

3.  INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components, and supplies.....................  $149,628   $130,166
Work in process.............................................    23,829     24,038
Finished goods..............................................    26,795     44,610
                                                              --------   --------
                                                              $200,252   $198,814
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor, and plant overhead.

                              GRANT PRIDECO, INC.

4.  OTHER CHARGES

  2001 OTHER CHARGES

     During 2001, the Company incurred approximately $44.8 million of pre-tax charges, $29.1 million net of tax. These charges include $11.2 million, $7.3 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales. These charges also included $33.6 million, $21.8 million net of tax, pertaining to the write-off of assets related to the Company's manufacturing arrangement with OCTL in India of $17.7 million and fixed asset impairment of $1.5 million related to the decision to discontinue the manufacturing of industrial flanges. This charge also included severance payments and related expenses of approximately $14.4 million. These charges are summarized in the following chart:

                              DRILLING     PREMIUM      MARINE
                              PRODUCTS   CONNECTIONS   PRODUCTS                                             LIABILITY
                                AND      AND TUBULAR     AND                                       CASH      BALANCE
                              SERVICES    PRODUCTS     SERVICES   OTHER    CORPORATE    TOTAL    PAYMENTS   12/31/01
                              --------   -----------   --------   ------   ---------   -------   --------   ---------
                                                                  (IN THOUSANDS)
OCTL Write-Off(a)...........  $17,727       $ --        $   --    $   --    $    --    $17,727   $    --     $   --
Inventory Write-Off(b)......    3,657         --         1,692     1,125         --      6,474        --         --
Fixed Asset Impairment(c)...    1,475         --            --        --         --      1,475        --         --
Write-Off of Capitalized
  Manufacturing Variances
  (d).......................    1,024        509           272     2,767         --      4,572        --         --
Severance(e)................      108         --           205        75     14,165     14,553    14,553         --
                              -------       ----        ------    ------    -------    -------   -------     ------
    Total...................  $23,991       $509        $2,169    $3,967    $14,165    $44,801   $14,553     $   --
                              =======       ====        ======    ======    =======    =======   =======     ======

---------------

(a) In connection with the Company's operational review conducted in 2001, the Company reassessed the viability of restructuring its relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, the Company wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to it by OCTL.

(b) The inventory write-off was reported as cost of sales and was made pursuant to a review of the Company's planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products and also included write-offs pursuant to the Company's decision to discontinue manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal and also included a charge related to certain inventory purchase contract obligations with above market prices.

(c) The flange machinery and equipment impairment was reported as other charges and relates to the Company's decision to discontinue the manufacturing of industrial flanges. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal. The flange machinery and equipment, which has a carrying value of $0.2 million at December 31, 2001, is expected to be disposed of during 2002.

(d) Certain capitalized manufacturing cost variances were expensed as cost of sales in connection with the Company's operational review and revisions of manufacturing standards and costing during 2001.

(e) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with the Company's restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy.

                              GRANT PRIDECO, INC.

  2000 OTHER CHARGES

     The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Inventory adjustments of $19.2 million were made pursuant to a review of the Company's capitalized manufacturing variances in excess of standard costs and were recorded as cost of sales. The remaining $22.1 million of the 2000 pre-tax charges are summarized in the chart below. The Company estimates that all of the remaining accrued balances at December 31, 2001 will be paid during 2002. The categories of the charge incurred, the actual cash payments, and the accrued balances at December 31, 2001 are summarized below:

                              DRILLING     PREMIUM      MARINE
                              PRODUCTS   CONNECTIONS   PRODUCTS                      LIABILITY              LIABILITY
                                AND      AND TUBULAR     AND                          BALANCE      CASH      BALANCE
                              SERVICES    PRODUCTS     SERVICES   OTHER     TOTAL    12/31/00    PAYMENTS   12/31/01
                              --------   -----------   --------   ------   -------   ---------   --------   ---------
                                                                  (IN THOUSANDS)
Inventory Write-Off(a)......  $ 8,137       $572        $   --    $2,287   $10,996    $   --      $   --     $   --
Write-Down of Assets(b).....    3,270         --            --        --     3,270        --          --         --
Litigation Accrual(c).......       --         --         2,500        --     2,500     2,500         398      2,102
Contingent Liability
  Accrual(d)................    4,650         --            --        --     4,650     4,650          --      4,650
Other Accrued
  Liabilities(e)............      594        115            --        --       709       709         679         30
                              -------       ----        ------    ------   -------    ------      ------     ------
  Total.....................  $16,651       $687        $2,500    $2,287   $22,125    $7,859      $1,077     $6,782
                              =======       ====        ======    ======   =======    ======      ======     ======

---------------

(a) The inventory write-off was reported as cost of sales and was made pursuant to a review of the Company's planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. The amount was determined by use of internal appraisals and evaluations to assess the estimated net realizable value upon disposal.

(b) The write-down of assets was reported as other charges and relates to fixed assets held for sale. The amount was determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal.

(c) The litigation accrual was reported as other charges and relates to an event subsequent to December 31, 2000 on an outstanding lawsuit filed against the Company in May 1997 for patent infringement. On March 2, 2001, a jury found that the Company had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, the Company reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000.

(d) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(e) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

  1999 OTHER CHARGES

     In 1999, the Company decided to terminate its manufacturing arrangement with Oil Country Tubular Limited (OCTL) in India. The Company made this decision in light of the existing market and difficulties arising from the political situation between India and countries where OCTL's principal customers reside. This decision resulted in the need to write-off a $7.8 million deposit previously paid to OCTL for future products and $1.7 million of the Company's equipment located in India in the fourth quarter of 1999.

                              GRANT PRIDECO, INC.

5.  ACQUISITIONS

     On November 6, 2001, the Company acquired a license to Plexus International's patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells. The Company also acquired the assets and customer base for the associated wellhead rental business. The purchase price was $2 million in cash and the Company has agreed to fund an additional $4 million in working capital to support the POS-GRIP(TM) technology and the wellhead rental business. Additional consideration will be paid based on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002, not to exceed $5.5 million.

     In September 2001, the Company entered into a joint venture for the development of composite motor and pump technology. The Company has a 50% interest in this joint venture. As of December 31, 2001, the Company's total investment was less than $500,000. This investment is accounted for under the equity method of accounting.

     On May 1, 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12 million. Intellipipe, Inc. owns a 50% interest in Intelliserv, Inc. Intelliserv, Inc. is currently developing and commercializing a smart drill pipe telemetry system. Pursuant to the acquisition of Intellipipe, Inc, the Company is providing materials and capital for the development of the system. The Company's investment in Intelliserve, Inc. is reported under the equity method of accounting.

     On November 26, 2000, the Company purchased CMA, a state-of-the-art tool joint manufacturer, located in Turin, Italy for approximately $30.6 million in cash and assumed debt of approximately $1.2 million. This acquisition secured for the Company a high-quality source of tool joints and decreased its dependence on its Veracruz, Mexico operations.

     On November 16, 2000, the Company acquired the assets of Seam-Mac Tube, LTD. (Seam-Mac), a manufacturer of small diameter macaroni tubing for OCTG markets and horizontal directional drilling (HDD) products for the water well, construction and utility boring industries for approximately $20.0 million in cash and assumed debt of approximately $4.4 million. Effective October 1, 2001, the Company closed the Stephenville, Texas manufacturing plant. In connection with the plant closing, the Company incurred certain liabilities as part of the plan, which began to be formulated on the acquisition date, to combine the operations of Seam-Mac with those of the Company. These liabilities relate to the Seam-Mac operations and include severance and termination costs for redundant manufacturing and administrative personnel and environmental remediation costs for redundant property and facilities that will be sold. The liabilities incurred in connection with the plant closing were approximately $3.9 million. Of this amount, approximately $1.0 million was recorded as part of the Seam-Mac purchase price, of which approximately $0.5 million remained as of December 31, 2001. The remaining costs of $2.9 million were either capitalized or expensed in accordance with the Company's accounting policies. The Company expects to save around $750,000 to $1 million a quarter due to the plant closing. The Company incurred approximately $900,000 in operating losses during the third quarter of 2001 due to inefficiencies associated with the winding down of its operations.

     On October 19, 2000, the Company acquired the assets of Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction and utility boring industries, for approximately $12.3 million in cash and assumed debt of approximately $1.1 million.

     On October 1, 2000, the Company acquired Ideal Machine and Supply, Inc. (Ideal) a tubular accessories producer, for approximately $2.5 million in cash and $1.9 million in deferred and contingent payments, which were settled in October 2001.

     On October 27, 1999, the Company acquired an additional 27% interest in P.T. H-Tech Oilfield Equipment (H-Tech), an Indonesia-based drill pipe manufacturer with facilities located on Batam Island, for

                              GRANT PRIDECO, INC.

$6.0 million in cash. The Company previously held a 27% interest in H-Tech and with this purchase owns a controlling 54% interest in H-Tech. The results of operations of H-Tech have been consolidated in the Company's results of operations from November 1, 1999. Prior to November 1, 1999, the Company's investment in H-Tech was accounted for under the equity method of accounting. The results of operations of H-Tech prior to November 1, 1999 were not material to the Company's results of operations; therefore, pro forma financial information is not presented.

     On October 1, 1999, the Company acquired Drill Pipe Industries, Inc., a manufacturer of drill stem products, for $1.4 million in cash and a $1.4 million non-interest bearing note which was repaid in January 2000.

     On August 25, 1999, the Company acquired Louisiana-based Petro-Drive, Inc. (Petro-Drive), for 0.3 million shares of Weatherford common stock and assumed debt of approximately $3.5 million. Petro-Drive's offerings included conductors, connections and installation services and equipment. In January 2000, the Company exercised its option to acquire the facility leased by Petro-Drive for approximately $1.6 million.

     On July 23, 1999, the Company acquired a 50.01% interest in Voest-Alpine for approximately $32.6 million, of which approximately $8.0 million was paid in cash and the remainder to be paid over a period of up to 7 1/2 years. As of December 31, 2001, the remaining debt balance was $5.5 million. Voest-Alpine is a manufacturer of high-quality seamless tubulars in Austria. The Company's investment in Voest-Alpine is reported under the equity method of accounting.

     On July 7, 1999, the Company acquired Texas Pup, Inc., a manufacturer of premium and American Petroleum Institute (API) pup joints (odd-sized tubular products) and utility boring drill pipe, for 0.1 million shares of common stock of Weatherford and assumed debt of approximately $1.7 million.

     On May 31, 1999, the Company acquired Texas Pipe Works, Inc., a manufacturer of API couplings, for approximately $1.7 million in cash and 50,000 shares of Weatherford common stock.

     On May 31, 1999, the Company acquired InterOffshore Services, Pte., a manufacturer of drilling tool accessories, for approximately $2.1 million in cash.

     The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Statements of Operations from their respective dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The 1999, 2000 and 2001 acquisitions are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented. See
Note 11 for supplemental cash flow information concerning acquisitions.

                              GRANT PRIDECO, INC.

6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. The investment in Voest-Alpine was $32.9 million and $37.3 million at December 31, 2000 and 2001, respectively. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000         2001
                                                              --------   ------------
Current Assets..............................................  $ 82,962     $ 84,289
Other Assets................................................    33,118       35,572
                                                              --------     --------
  Total Assets..............................................  $116,080     $119,861
                                                              ========     ========
Current Liabilities.........................................  $ 37,918     $ 32,168
Other Liabilities...........................................    22,162       31,506
Stockholders' Equity........................................    56,000       56,187
                                                              --------     --------
                                                              $116,080     $119,861
                                                              ========     ========

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       2000       2001
                                                        -------   --------   --------
Net Sales.............................................  $49,077   $182,572   $237,742
                                                        -------   --------   --------
Gross Profit..........................................    2,277     21,385     38,083
                                                        -------   --------   --------
Net Income (Loss).....................................  $  (747)  $  9,555   $ 20,149
                                                        =======   ========   ========
Company's Equity Income (Loss)........................  $  (419)  $  4,578   $  9,422
                                                        =======   ========   ========
Dividends Received....................................  $    --   $    427   $ 11,487
                                                        =======   ========   ========

     The Company's equity in earnings differs from its proportionate share of net income (loss) due to equity method amortization of goodwill related to the investment and the elimination of intercompany profit on Voest-Alpine sales to the Company. At December 31, 2000 and 2001, the Company's investment in Voest-Alpine exceeded its equity in its net assets by approximately $4.9 million and $9.2 million, respectively. The difference is attributable to goodwill, deferred foreign taxes payable on the Company's proportionate share of Voest-Alpine's income, and the elimination of intercompany profit on Voest-Alpine sales to the Company. Amortization of the goodwill related to the investment totaling $0.2 million and $0.3 million is included in Equity Income in Unconsolidated Affiliates for the years ended December 31, 2000 and 2001, respectively.

     As of December 31, 2001, the Company had a 21.5% investment in a Chinese drill pipe manufacturer which is accounted for under the equity method. The investment balance was $6.1 million and $5.8 million at December 31, 2000 and 2001, respectively. Equity earnings (loss) related to this investment were $0 million, $0.9 million and ($0.2) million for 1999, 2000 and 2001, respectively.

     In October 1999, the Company purchased an additional 27% interest in H-Tech for a total of 54% interest. Prior to the purchase, the Company accounted for the H-Tech investment under the equity method of accounting.

7.  CREDIT FACILITY AND SHORT-TERM DEBT

     On April 14, 2000, the Company entered into a $100 million revolving credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter,

                              GRANT PRIDECO, INC.

unless the agreement is terminated by either party. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. Borrowings under the Credit Facility are based on the lender's determination of the collateral value of the inventories and receivables securing the Credit Facility. Amounts outstanding under the Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.00% to 0.75% depending on the Company's leverage ratio) or LIBOR (plus 1.50% to 2.50% depending on the Company's leverage ratio) for U.S. denominated advances or either the reference rate of the Royal Bank of Canada or CDOR for Canadian denominated advances. Interest on outstanding borrowings is payable monthly. The Credit Facility also provides the Company with availability for stand-by letters of credit and bid and performance bonds. The Company is required to comply with various affirmative and negative covenants which limit the Company's ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens and other related items. The Company is also subject to financial covenants which requires the Company to maintain a certain tangible net worth and fixed charge coverage ratio. As of December 31, 2001, the Company is in compliance with the various covenants under the Credit Facility agreement.

     As of December 31, 2001, the Company had borrowed $54.3 million under the Credit Facility, $4.8 million had been used to support outstanding letters of credit, and $65.9 million was available for borrowing under the Credit Facility, which reflects an increase in the committed amount of the Credit Facility from $100 million to $125 million in December 2001. As of December 31, 2000, the Company had borrowed $32.1 million under the Credit Facility, $5.3 million had been used to support outstanding letters of credit, and $62.6 million was available for borrowing under the Credit Facility. In the event there is a payment default under the indenture governing the Company's 9 5/8% Senior Notes Due 2007 (see Note 8), outstanding balances under the Credit Facility would come due.

     Additionally, at December 31, 2000 and 2001, there were outstanding borrowings of $0.5 million and $0.4 million under a miscellaneous credit facility and $0.9 million $0.7 million of outstanding letters of credit, which had been supported under various available letter of credit facilities that are not related to the Credit Facility, respectively.

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
9 5/8% Senior Notes due 2007, net of unamortized discount of
  $1,227 and $1,050 in 2000 and 2001, respectively..........  $198,773   $198,950
Long-term loan, interest at 6 month EURIBOR, due 2002.......     5,381      2,590
Long-term loan, interest at 6 month EURIBOR, due 2007.......    13,256      2,877
Capital lease obligations under various agreements..........     4,041      3,493
Other.......................................................     2,957      3,570
                                                              --------   --------
                                                               224,408    211,480
Less: amounts due in one year...............................     5,304      6,456
                                                              --------   --------
                                                              $219,104   $205,024
                                                              ========   ========

                              GRANT PRIDECO, INC.

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2002........................................................  $  6,456
2003........................................................     1,255
2004........................................................     1,896
2005........................................................     1,348
2006........................................................     1,235
Thereafter..................................................   199,290
                                                              --------
                                                              $211,480
                                                              ========

  9 5/8% SENIOR NOTES DUE 2007

     In December 2000, the Company issued a private placement offering of $200 million Senior Unsecured Notes (Senior Notes). The Senior Notes have a coupon rate of 9 5/8% priced to yield 9 3/4% and mature on December 1, 2007. Interest is payable June 1 and December 1 of each year. The Company may redeem all or part of the Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The Senior Notes will be senior unsecured obligations of Grant Prideco and will be guaranteed by the Company's present and future U.S. subsidiaries. The Company used the proceeds to repay the $100 million note to Weatherford, to repay outstanding indebtedness under its Credit Facility, and for general corporate purposes. The indenture governing the Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items. As of December 31, 2001, the Company is in compliance with the various covenants under the Senior Notes agreement.

     In the event there is a payment default under the Credit Facility, the Senior Notes could come due.

  VOEST-ALPINE DEBT

     In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, the Company incurred debt, denominated in Euros, in the amount of $24.6 million (the "Voest-Alpine Debt"). Principal of $9.2 million is payable over three years in six equal installments beginning January 2000 with the remaining balance of $15.4 million due over a 7 1/2 year period and paid out of the annual dividend payable to the Company as a shareholder of Voest-Alpine. Any remaining 7 1/2 year principal balance that has not been repaid by July 2004 is payable in five equal semi-annual installments beginning on December 1, 2004. As of December 31, 2000 and 2001, principal related to the 3 1/2 year debt was $5.4 million $2.6 million, respectively, (based on December 31, 2000 and 2001 exchange rates) and will be paid during 2002. In June 2000 and 2001, a dividend from Voest-Alpine of approximately $0.4 million and $11.5 million, respectively, was applied as a principal payment on the 7 1/2 year Voest-Alpine Debt. As of December 31, 2000 and 2001, the balance related to the 7 1/2 year debt was $13.3 million and $2.9 million, respectively, (based on December 31, 2000 and 2001 exchange rates). Interest on the Voest-Alpine debt is payable every six months beginning January 2000. The interest rate as of December 31, 2000 and 2001 was 4.9% and 4.4% per annum, respectively.

9.  SUBORDINATED NOTE TO WEATHERFORD

     In connection with the Distribution, the Company issued to Weatherford an unsecured subordinated note in the amount of $100 million. Interest expense on the Weatherford note prior to January 1, 2000 shown in the financial statements includes the interest expense associated with the $100 million indebtedness based on Weatherford's average long-term debt rates, or 7.25%, for the year ended December 31, 1999. Beginning January 1, 2000, interest expense on the Weatherford note was based on the stated annual rate of 10%.

                              GRANT PRIDECO, INC.

     In December 2000, the outstanding balance of the Weatherford note, including accrued interest, was paid with the proceeds from the issuance of Senior Notes.

10.  FINANCIAL INSTRUMENTS

     The Company uses foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes.

  CASH FLOW HEDGES

     At December 31, 2001, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $15.3 million U.S. Dollars. These contracts are designated as cash flow hedges of anticipated Euro-denominated expenditures through August 2002.

     The contracts are marked to market based on the forward rate (fair value was ($0.2) million at December 31, 2001) and recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets, with the offset recorded as other comprehensive income (loss), net of applicable hedge ineffectiveness (which is measured based on the forward price and was not material, other than the overhedge position discussed below) and income taxes, and then subsequently recognized as a component of cost of sales or selling, general, and administrative expenses when the underlying hedged transaction is recognized in the Statement of Operations. The Company anticipates that approximately $0.2 million in net losses (after tax) existing as of December 31, 2001, will be reclassified into earnings over the next 12 months. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during the first quarter of 2001.

     The following table summarizes activity in other comprehensive income
(loss) related to derivatives classified as cash flow hedges held by the Company during the period January 1 through December 31, 2001 (in thousands):

                                                              FOR THE YEAR
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  2001
                                                              ------------
Cumulative effect of adopting SFAS No. 133 as of January 1,
  2001 (net of tax of $119).................................     $ 216
Net deferred loss reclassified into earnings from other
  comprehensive income (loss) (net of tax of $481)..........      (892)
Change in fair value of derivatives (net of tax of $454)....       840
                                                                 -----
Accumulated derivative loss included in other comprehensive
  income (loss) as of December 31, 2001 (net of tax of
  $92)......................................................     $ 164
                                                                 =====

  FAIR VALUE HEDGES

     The Company had forward contracts in place to purchase 2.9 million Euros for a notional amount of $2.9 million U.S. Dollars at December 31, 2001. These contracts are designated as fair value hedges related to payments on the 3 1/2 year Voest-Alpine Debt. The fair value of these instruments was ($0.3) million as of December 31, 2001, which was recorded as "Other Accrued Liabilities" in the accompanying Balance Sheets with the income effect recorded to "Other, Net" in the accompanying Statements of Operations. Changes in

                              GRANT PRIDECO, INC.

the fair value of the underlying hedged debt are recorded as adjustments to the debt with the income effect recorded to "Other, Net" in the Statements of Operations. Hedge ineffectiveness is measured using the forward price and was zero as of December 31, 2001.

  NET INVESTMENT HEDGE

     Gains and losses attributable to the translation of the 7 1/2 year Voest-Alpine Debt are included in other comprehensive income as the debt is designated as, and is effective as, a net investment hedge of the Company's equity investment in Voest-Alpine. For the years ended December 31, 1999, 2000 and 2001, $1.3 million, $1.6 million and $0.5 million related to the net investment hedge was included in the foreign currency translation adjustment.

  FAIR VALUE OF FINANCIAL INSTRUMENTS OTHER THAN DERIVATIVES

     The Company's financial instruments other than derivative instruments, consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for the long-term debt based on current market rates. The Company had approximately $224.4 million and $211.5 million of long-term debt at December 31, 2000 and 2001, respectively. The fair value of the long-term debt at December 31, 2000 and 2001 was $232.1 million and $210.5 million, respectively.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes (net of refunds) was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999     2000      2001
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Interest paid............................................  $4,565   $15,024   $27,170
Income taxes paid, net of refunds........................   2,294     2,182     2,449

     The following summarizes investing activities relating to acquisitions:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       2000       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Fair value of assets, net of cash acquired...........  $ 46,539   $ 33,728   $ 14,790
Goodwill.............................................    29,073     52,164      4,996
Fair value of liabilities assumed....................   (42,892)   (19,865)    (2,778)
Grant Prideco common stock issued....................        --         --    (12,000)
Weatherford common stock issued......................   (17,648)        --         --
                                                       --------   --------   --------
Cash consideration, net of cash acquired.............  $ 15,072   $ 66,027   $  5,008
                                                       ========   ========   ========

12.  STOCKHOLDERS' EQUITY

     At December 31, 2000, the authorized capital structure of Grant Prideco was composed of 300 million shares of common stock, $0.01 par value (the "Common Stock"), and 10 million shares of preferred stock, $0.01 par value. In connection with the Distribution, on April 14, 2000, the Company issued approximately 108.4 million shares, one share of Common Stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date of the Distribution. At December 31, 2001, there were approximately 109.3 million shares of Common Stock outstanding.

                              GRANT PRIDECO, INC.

13.  STOCK-BASED COMPENSATION

  STOCK OPTION AND RESTRICTED STOCK PLANS

     The Company has a number of stock option plans pursuant to which directors, officers, and other key employees may be granted restricted stock and options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan) and a 2001 Stock Option and Restricted Stock Plan (2001 Plan). Under these plans, restricted stock or options to purchase up to an aggregate of 15 million shares of Common Stock may be granted. Stock options and restricted stock vest only after one to four years after the date of grant and expire after ten to fourteen years from the date of grant. Restricted shares are subject to certain restrictions on ownership and transferability when granted. At December 31, 2001, approximately 3.6 million shares were available for granting under such plans.

     Compensation expense of $8.8 million was recognized during 2001 for stock options surrendered by an executive employee who was terminated in February 2001. This amount was included in 2001 Other Charges under severance (see Note
4). Under the terms of his employment contract, the executive exercised his right to surrender all vested stock options for cash. Subsequently, all employment contracts have been revised to exclude the ability to surrender stock options for cash, therefore the Company does not anticipate the recognition of compensation expense in the future related to the surrender of stock options.

     In October 2001, an award was granted to a director replacing 750,000 options issued under the 2000 Plan for 350,000 shares of restricted stock under the 2001 Plan. Total compensation expense of $2.5 million, based on the market price of $7.14 per share at the grant date, is being amortized over the vesting period of three years. Compensation expense recognized in 2001 was $0.2 million.

     Various employees of the Company were granted stock options under Weatherford's 1998 Employee Stock Option Plan (the "1998 Plan"). Under the terms of the Distribution, all of Weatherford's stock options granted to Grant Prideco employees before the spinoff were converted into options to purchase the Company's Common Stock. A total of 2,514,153 stock options were granted to the employees of Grant Prideco related to the 1998 Plan in connection with the Distribution. Such options were granted pursuant to Grant Prideco's 2000 Plan.

     Employees and directors of Weatherford also held various options to purchase shares of Weatherford that were granted prior to September 1998. Under the terms of the Distribution, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998.

     There was no compensation expense recognized in connection with the substitution of Grant Prideco stock options for Weatherford stock options. There were no accounting consequences for changes made to the exercise price and number of shares of the outstanding stock options as the aggregate intrinsic value of the stock options immediately after the substitution was not greater than the aggregate intrinsic value of the stock options immediately before the substitution, and the ratio of the exercise price per share to the market value per share was not reduced.

                              GRANT PRIDECO, INC.

     Information about the Company's stock option plans for the year ended December 31, 2000 and 2001, is set forth below:

                                                   2000                                     2001
                                  --------------------------------------   ---------------------------------------
                                                                WEIGHTED                                  WEIGHTED
                                                                AVERAGE                                   AVERAGE
                                  NUMBER OF      RANGE OF       EXERCISE   NUMBER OF       RANGE OF       EXERCISE
                                   SHARES     EXERCISE PRICES    PRICE       SHARES     EXERCISE PRICES    PRICE
                                  ---------   ---------------   --------   ----------   ---------------   --------
Outstanding at the beginning of
  the year......................         --    $         --      $   --     8,778,055     $1.68-19.56      $14.41
                                  ---------    ------------      ------    ----------     -----------      ------
  Weatherford options converted
    to Grant Prideco options....  3,761,408      1.68-18.14        7.62            --              --          --
  Options granted during the
    period......................  5,266,500     14.19-19.56       19.00     5,469,900      5.88-18.51        9.44
  Options exercised.............   (146,362)     4.69-14.64       10.44      (123,905)     1.68-19.50        5.65
  Options canceled..............   (103,491)     6.51-14.64        6.55    (1,818,187)     2.90-19.50       17.72
                                  ---------    ------------      ------    ----------     -----------      ------
Outstanding at the end of the
  year..........................  8,778,055    $ 1.68-19.56      $14.41    12,305,863     $2.47-19.56      $11.80
                                  =========    ============      ======    ==========     ===========      ======
Exercisable at the end of the
  year..........................    929,174    $ 1.68-14.64      $ 6.25     2,653,833     $2.47-18.14      $ 7.03
                                  =========    ============      ======    ==========     ===========      ======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  -------------------------------------   ----------------------
                                                  WEIGHTED     WEIGHTED                 WEIGHTED
                                                  AVERAGE      AVERAGE                  AVERAGE
                                    NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICE           OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
-----------------------           -----------   ------------   --------   -----------   --------
$2.47-$7.65.....................   6,137,772       11.76        $ 6.72     2,269,372     $ 5.98
$8.65-$14.19....................   1,560,505       10.95         11.44       224,375      11.92
$14.64-$19.56...................   4,607,586       11.38         18.69       160,086      15.08
                                  ----------       -----        ------     ---------     ------
                                  12,305,863       11.51        $11.80     2,653,833     $ 7.03
                                  ==========       =====        ======     =========     ======

  PRO FORMA COMPENSATION EXPENSE

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The fair value of stock options granted by the Company during 2000 and 2001 was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Weighted average fair value per option granted..............  $15.87   $ 4.08
Valuation assumptions:
  Expected option term (years)..............................    12.4      7.4
  Expected volatility.......................................   63.12%   43.50%
  Expected dividend rate....................................      --       --
  Risk free interest rate...................................    6.18%    3.53%

     The following is a summary of the Company's net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense

                              GRANT PRIDECO, INC.

over the options' vesting period. Pro forma compensation expense for periods prior to the Distribution was determined using the historical Weatherford fair values for pre-Distribution grants to Company employees. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

                                                    YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   1999                      2000                      2001
                          -----------------------   -----------------------   -----------------------
                          AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                          -----------   ---------   -----------   ---------   -----------   ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss).......   $(33,511)    $(40,297)    $(16,485)    $(34,695)     $28,090      $8,342
Basic earnings (loss)
  per share.............      (0.33)       (0.40)       (0.15)       (0.32)        0.26        0.08
Diluted earnings (loss)
  per share.............      (0.33)       (0.40)       (0.15)       (0.32)        0.25        0.08

  EXECUTIVE DEFERRED COMPENSATION PLANS

     Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the Distribution, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, upon the Distribution, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the Distribution. Accordingly, in connection with the Distribution, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of Distribution. The liability transferred to Grant Prideco was approximately $4.2 million and is included in "Deferred Compensation Obligation in Stockholders' Equity." The Company has reserved 519,000 shares of Common Stock in settlement of this obligation. Settlements under the Weatherford EDC Plans will be solely in Weatherford common stock and Common Stock.

     At the time of the Distribution, Grant Prideco established separate Executive Deferred Compensation Stock Ownership Plans (the "Grant EDC Plans") in which certain Grant Prideco employees and directors participate. The terms of the Grant EDC Plans are substantially similar to the Weatherford EDC Plans. A separate trust (the "Trust") has been established by Grant Prideco following the Distribution to fund the benefits under the Grant EDC Plans. The funds provided to the Trust are invested in Common Stock through open market purchases by a trustee independent of the Company. The assets of the Trust are available to satisfy the claims of all general creditors of Grant Prideco in the event of a bankruptcy or insolvency. Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders' Equity as "Treasury Stock, at Cost."

14.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

     The Company has defined contribution plans covering certain of its employees. The Company's expenses related to these plans totaled $0.7 million, $0.8 million, and $0.9 million in 1999, 2000, and 2001, respectively.

                              GRANT PRIDECO, INC.

15.  INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1999       2000      2001
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Domestic..............................................  $(40,690)  $(22,084)  $20,861
Foreign...............................................    (3,805)       234    23,857
                                                        --------   --------   -------
  Total income (loss) before income taxes.............  $(44,495)  $(21,850)  $44,718
                                                        ========   ========   =======

     The components of the (provision) benefit for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Current
  U.S. federal and state income taxes..................  $14,030   $  (246)  $   (708)
  Foreign..............................................    6,700    (4,051)   (10,467)
                                                         -------   -------   --------
                                                          20,730    (4,297)   (11,175)
                                                         -------   -------   --------
Deferred
  U.S. federal and state income taxes..................   (4,099)    9,284     (3,511)
  Foreign..............................................   (5,432)    2,378       (965)
                                                         -------   -------   --------
                                                          (9,531)   11,662     (4,476)
                                                         -------   -------   --------
          Total income tax (provision) benefit(a)......  $11,199   $ 7,365   $(15,651)
                                                         =======   =======   ========

---------------

(a) Excludes the deferred tax benefit totaling $1.0 million relating to the 2000 cumulative effect of the accounting change (see Note 1).

     The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective provision for income taxes reflected in the Statements of Operations:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          1999      2000       2001
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
(Provision) benefit for income taxes at statutory
  rates................................................  $15,573   $ 7,648   $(15,651)
Effect of foreign income tax, net......................      (65)     (293)    (1,659)
Extraterritorial income benefit........................       --        --        732
Foreign loss not benefited.............................   (1,014)     (502)       (43)
Equity in earnings of unconsolidated affiliates........       --     1,983        947
State and local income taxes net of U.S. federal income
  tax benefit..........................................   (1,214)     (159)      (431)
Other permanent items..................................   (2,081)   (1,312)       454
                                                         -------   -------   --------
          (Provision) benefit for income taxes.........  $11,199   $ 7,365   $(15,651)
                                                         =======   =======   ========

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect

                              GRANT PRIDECO, INC.

in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on undistributed earnings of the Company's international subsidiaries.

     Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Foreign tax credits.......................................  $  2,557   $     --
  Domestic and foreign operating losses.....................     2,661         --
  Accrued liabilities and reserves..........................    10,015      9,853
  Inventory basis differences...............................     4,581      3,677
  Goodwill and other intangibles............................     6,255      4,949
                                                              --------   --------
          Total deferred tax asset..........................    26,069     18,479
                                                              --------   --------
Deferred tax liabilities:
  Property and equipment and other..........................   (44,394)   (48,095)
                                                              --------   --------
          Total deferred tax liability......................   (44,394)   (48,095)
                                                              --------   --------
  Net deferred tax liability................................  $(18,325)  $(29,616)
                                                              ========   ========

     At December 31, 2000, the Company had net operating loss (NOL) carryforwards for tax purposes of approximately $7.8 million. The NOL carryforward at December 31, 2000 included $7.4 million in the United States that would expire after the year 2020; $0.1 million in Canada that would expire after the year 2007; $0.2 million in Mexico that would expire after the year 2008; and $0.1 million in the UK with an indefinite life. The UK amount was offset by a full valuation allowance. During the year ended December 31, 2001 the NOL's in the United States, Canada and Mexico were utilized and the UK operation was closed, relinquishing the NOL. As a result of relinquishing any benefit of the UK loss, the valuation reserve has been reversed. At December 31, 2000, the Company had foreign tax credit carryforwards of $2.6 million. During 2001 all foreign tax credits generated in prior years were deducted for U.S. income tax purposes.

16.  DISPUTES, LITIGATION, AND CONTINGENCIES

  LITIGATION AND OTHER DISPUTES

     In May 1997, John D. Watts filed suit in the United States District Court for the Eastern District of Texas, Beaumont Division, against XL Systems(TM) for infringement of Patent No. 5,247,418 (the "418 Patent") and trade secret misappropriation, breach of contract and unjust enrichment. The claims of trade secret misappropriation, breach of contract, and unjust enrichment were subsequently dismissed by the trial court upon XL Systems(TM) motion for summary judgment.

     On March 2, 2001, a jury found that XL Systems(TM) XLC Connection infringed Claim 1 of the 418 Patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. On September 28, 2001, the United States District Court for the Eastern District Court of Texas entered a judgment in the case. In connection with this order, the Court took the following actions: (1) reduced the jury award from $1,675,450 to $1,048,680; (2) awarded prejudgment interest of $172,697; and (3) denied enhanced damages and attorney's fees. In addition, the Court stayed any injunction preventing XL Systems(TM) from making and selling its XLC connection in its current configuration, so long as XL Systems(TM) escrows a

                              GRANT PRIDECO, INC.

royalty in the sum of 3% of gross revenue from sales of XLC connections and 7% of gross revenue from sales of XLC threading services. Grant Prideco has appealed the decision to the federal circuit, and Mr. Watts has appealed the decision of the court, denying enhanced damages and attorneys fees and granting of summary judgment on his trade secret misappropriation and other claims. Grant Prideco does not expect a decision on any appeal for at least the next 12 months. The Company also believes that its XLC connections can be manufactured and applied without infringing the patent claims in question if the lower court decision is upheld. Based upon the reduction in damages, denial of enhanced damages, and the stay on the injunction, Grant Prideco believes it has fully accrued for its potential liability, including escrowed royalties, in this case.

     Additional charges of $3.5 million to $4.5 million, could be necessary in the event of reversal on appeal of enhanced damages and attorney's fees.

     The Company is aware of other various disputes and potential claims and is a party in various litigation involving claims against the Company, some of which are covered by insurance. Based on facts currently known, the Company believes that the ultimate liability, if any, which may result from known claims, disputes, and pending litigation would not have a material adverse effect on the Company's financial position or its results of operations with or without consideration of insurance coverage.

  INSURANCE

     The Company is predominantly self-insured through an insurance policy for employee health insurance claims and is self-insured for workers' compensation claims for certain of its employees. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims incurred but not reported. Although the Company believes that adequate reserves have been provided for expected liabilities arising from its self-insured obligations, it is reasonably possible that management's estimates of these liabilities will change over the near term as circumstances develop.

     Weatherford will remain liable on certain existing contingent liabilities relating to Grant Prideco's businesses which were not able to be released, terminated, or replaced prior to the Distribution date. However, Grant Prideco fully indemnified Weatherford for any payments made under the unreleased contingent liabilities.

17.  COMMITMENTS

  OPERATING LEASES

     The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $7.2 million, $4.7 million, and $5.3 million for the years ended December 31, 1999, 2000, and 2001, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

2002........................................................   $ 5,754
2003........................................................     4,953
2004........................................................     4,410
2005........................................................     4,186
2006........................................................     3,434
Thereafter..................................................    12,342
                                                               -------
                                                               $35,079
                                                               =======

                              GRANT PRIDECO, INC.

  OTHER COMMITMENTS

     At the time of the December 1998 acquisition by the Company of 93% of T.F. de Mexico, the Company entered into a 30-year supply contract with TAMSA. Under the supply contract, TAMSA has been given the right to supply certain of the Company's operations as long as the prices are on a competitive basis. This supply agreement does not obligate the Company to make purchases from TAMSA for any location other than Mexico and India, nor restrict the Company's right to make purchases without offering a right to purchase the materials from TAMSA to the extent those purchases are made from affiliates of the Company such as Voest-Alpine.

     As part of the arrangement to invest in Voest-Alpine, the Company entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 60,000 metric tons of seamless green drill pipe per year through September 2003 at a benchmark third-party price.

     Grant Prideco maintains consignment purchase arrangements with various suppliers whereby suppliers' inventory is held on site at the Company's manufacturing facilities. Under the terms of these arrangements, the Company pays to the supplier an inventory stocking fee on the consignment inventory and has an obligation to purchase the inventory under certain circumstances. As of December 31, 2001, the Company had closed-ended purchase commitments maturing within the next three months of approximately $0.4 million and open-ended purchase commitments of approximately $10.1 million.

18.  RELATED PARTY TRANSACTIONS

  SALES

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements. The amounts purchased by Weatherford for the year ended December 31, 1999 and through April 14, 2000 were $9.6 million and $7.0 million, respectively.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford is entitled to apply against its purchases a drill stem credit granted to it in connection with the Distribution in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At December 31, 2001, the current portion of the drill stem credit, $10.0 million, is included in "Other Accrued Liabilities," with the remaining $9.6 million included in "Other Long-Term Liabilities," in the accompanying Balance Sheets. At December 31, 2000, the balance of the drill stem credit was $28.4 million of which $10.0 million was classified as current.

  WEATHERFORD CHARGES

     Weatherford charges represent corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco prior to the Distribution. These services include accounting, legal, tax, treasury and risk management services. Such allocations are included in the accompanying Statements of Operations as Weatherford Charges.

                              GRANT PRIDECO, INC.

  WEATHERFORD DIRECT SERVICES

     Grant Prideco was allocated $5.6 million of costs related to Weatherford's information systems function for the year ended December 31, 1999. As of January 1, 2000, Grant Prideco had completed the formation of a separate information systems department. Information systems charges were allocated based on direct support provided, equipment usage, and the number of system users, and are included in "Corporate General and Administrative" expenses in the accompanying Statements of Operations.

19.  SEGMENT INFORMATION

  BUSINESS SEGMENTS

     The Company operates primarily through three business segments: drilling products and services, premium connections and tubular products, and marine products and services. The Company's drilling products and services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe, and accessories. The Company's premium connections and tubular products segment designs, manufactures, and sells a complete line of premium connections and associated premium tubular products and accessories. In the fourth quarter of 2001, the Company created a separate division to focus specifically on growing its existing XL Systems(TM) product line and riser products and adding complementary products and services for the growing offshore and deepwater markets. In addition to the products and services provided through the Company's three primary segments, they also manufacture drill pipe and other products used in the industrial markets for fiber optic cable installation, construction and water well drilling. The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps.

     The Company's products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies," except that income tax (provision) benefit is allocated

                              GRANT PRIDECO, INC.

to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment.

                                               PREMIUM        MARINE
                              DRILLING       CONNECTIONS     PRODUCTS
                              PRODUCTS       AND TUBULAR       AND
                            AND SERVICES      PRODUCTS       SERVICES    OTHER    CORPORATE    TOTAL
                            ------------   ---------------   --------   -------   ---------   --------
                                                               (IN THOUSANDS)
1999
  Revenues from
     unaffiliated
     customers............    $134,275        $133,491       $18,604    $    --   $     --    $286,370
  EBITDA, before other
     charges(a)...........      16,639           7,051        (1,692)        --    (15,044)      6,954
  Other charges(b)........       9,454              --            --         --         --       9,454
  Depreciation and
     amortization.........      15,119          11,618         2,683         --      1,094      30,514
  Equity loss in
     unconsolidated
     affiliates...........        (419)             --            --         --         --        (419)
  Operating loss..........      (7,934)         (4,567)       (4,375)        --    (16,138)    (33,014)
  Interest Expense........         313           1,583         1,403         --      8,044      11,343
  (Provision) Benefit for
     income taxes.........       2,069           1,528         1,512         --      6,090      11,199
  Capital expenditures for
     property, plant, and
     equipment............      12,127           3,577         3,139         --        203      19,046
  Total assets............     437,281         276,024        18,567         --      2,703     734,575
2000
  Revenues from
     unaffiliated
     customers............    $208,347        $225,628       $36,646    $27,860   $     --    $498,481
  EBITDA, before other
     charges(a)(c)........      22,007          46,184         1,294        624    (20,878)     49,231
  Other charges(b)........      16,651             687         2,500      2,287         --      22,125
  Depreciation and
     amortization.........      12,559          11,818         3,952      3,082        431      31,842
  Equity income in
     unconsolidated
     affiliates...........       5,495              --            --         --         --       5,495
  Operating income
     (loss)...............      (7,203)         33,679        (5,158)    (4,745)   (21,309)     (4,736)
  Interest Expense........         643             857         1,370         --     14,135      17,005
  (Provision) Benefit for
     income taxes.........       2,424         (11,099)        2,260      1,599     12,181       7,365
  Capital expenditures for
     property, plant, and
     equipment............      13,962           4,537         2,182         60        150      20,891
  Total assets............     468,472         294,226        44,659     75,130     10,077     892,564

                              GRANT PRIDECO, INC.

                                               PREMIUM        MARINE
                              DRILLING       CONNECTIONS     PRODUCTS
                              PRODUCTS       AND TUBULAR       AND
                            AND SERVICES      PRODUCTS       SERVICES    OTHER    CORPORATE    TOTAL
                            ------------   ---------------   --------   -------   ---------   --------
                                                               (IN THOUSANDS)
2001
  Revenues from
     unaffiliated
     customers............    $382,579        $272,283       $44,085    $41,180   $     --    $740,127
  EBITDA, before other
     charges(a)(c)........     109,141          60,101         5,263        740    (20,936)    154,309
  Other charges(b)........      23,991             509         2,169      3,967     14,165      44,801
  Depreciation and
     amortization.........      15,243          13,188         3,724      3,832        466      36,453
  Equity income (loss) in
     unconsolidated
     affiliates...........       9,219              --            --       (472)        --       8,747
  Operating income
     (loss)...............      69,907          46,404          (630)    (7,059)   (35,567)     73,055
  Interest Expense........         354             198           794         14     25,707      27,067
  (Provision) Benefit for
     income taxes.........     (23,478)        (16,355)          596      2,450     21,136     (15,651)
  Capital expenditures for
     property, plant, and
     equipment............      20,341           8,416         1,782      1,591      5,082      37,212
  Total assets............     474,890         294,235        52,494     84,160      9,819     915,598

                  See footnotes (a), (b), and (c) on page 88.

  Premium Connections and Tubular Products

     The following table sets forth additional information for the Company's Premium Connections and Tubular Products segment. The Company has provided this information for its four principal product lines in this segment: (1) Atlas Bradford(R) line and other lines of premium threading and tubing, (2) TCA(TM) critical-service casing and processing, (3) Tube-Alloy(TM) premium accessories and (4) Texas Arai couplings.

                                                ATLAS                  TUBE-
                                             BRADFORD(R)   TCA(TM)   ALLOY(TM)   TEXAS ARAI    TOTAL
                                             -----------   -------   ---------   ----------   --------
                                                                  (IN THOUSANDS)
1999
  Revenues from unaffiliated customers.....    $43,291     $38,469    $21,538     $30,193     $133,491
  EBITDA(a)................................      1,594       2,466      2,188         803        7,051
  Depreciation and amortization............      3,451       3,541      1,232       3,394       11,618
  Operating income (loss)..................     (1,857)     (1,075)       956      (2,591)      (4,567)
  Interest Expense.........................         --          --         17       1,566        1,583
  (Provision) Benefit for income taxes.....        460         271       (238)      1,035        1,528
  Capital expenditures for property, plant,
     and Equipment.........................        691         940      1,690         256        3,577

                              GRANT PRIDECO, INC.

                                                ATLAS                  TUBE-
                                             BRADFORD(R)   TCA(TM)   ALLOY(TM)   TEXAS ARAI    TOTAL
                                             -----------   -------   ---------   ----------   --------
                                                                  (IN THOUSANDS)
2000
  Revenues from unaffiliated customers.....    $65,056     $80,683    $33,067     $46,822     $225,628
  EBITDA, before other charges(a)(c).......     14,167      19,902      7,043       5,072       46,184
  Other charges(b).........................         --          --        176         511          687
  Depreciation and amortization............      2,898       3,818      1,339       3,763       11,818
  Operating income (loss)..................     11,269      16,084      5,528         798       33,679
  Interest Expense.........................         13          --         14         171          198
  (Provision) Benefit for income taxes.....     (3,814)     (5,420)    (1,855)        (10)     (11,099)
  Capital expenditures for property, plant,
     and Equipment.........................      1,591         717      1,455         774        4,537
2001
  Revenues from unaffiliated customers.....    $88,384     $81,774    $50,054     $52,071     $272,283
  EBITDA, before other charges(a)(c).......     20,586      18,541     12,440       8,534       60,101
  Other charges(b).........................         --          --        252         257          509
  Depreciation and amortization............      3,989       3,728      1,713       3,758       13,188
  Operating income (loss)..................     16,597      14,813     10,475       4,519       46,404
  Interest Expense.........................         --          --         10         847          857
  (Provision) Benefit for income taxes.....     (5,969)     (5,185)    (3,666)     (1,535)     (16,355)
  Capital expenditures for property, plant,
     and Equipment.........................      4,780       1,490      1,605         541        8,416

---------------

(a) The Company evaluates performance and allocates resources based on EBITDA, which is calculated as operating income (loss) adding back depreciation and amortization and excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

(b) Includes other charges of $9.5 million relating to the decision to terminate the Company's manufacturing arrangement in India for the year ended December 31, 1999. Includes $22.1 million of other charges relating to inventory write-offs, and other asset impairments and reductions for the year ended December 31, 2000. Includes $44.8 million of other charges relating to inventory write-offs, capitalized manufacturing variances, fixed asset impairment, and severance for the year ended December 31, 2001 (see Note 4).

(c)  Excludes other charges discussed in (b) above.

                              GRANT PRIDECO, INC.

  FOREIGN OPERATIONS AND EXPORT SALES

     Financial information by geographic segment for each of the three years ended December 31, 2001 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

                                     UNITED               LATIN
                                     STATES    CANADA    AMERICA    ITALY     OTHER     TOTAL
                                    --------   -------   -------   -------   -------   --------
                                                          (IN THOUSANDS)
1999
  Revenues........................  $247,428   $15,610   $ 6,091   $    --   $17,241   $286,370
  Long-lived assets...............   331,813    17,663    83,269        --    27,085    459,830
2000
  Revenues........................  $449,681   $32,038   $ 5,122   $   721   $10,919   $498,481
  Long-lived assets...............   361,497    16,998    89,922    32,191    14,587    515,195
2001
  Revenues........................  $629,400   $51,530   $10,263   $26,025   $22,909   $740,127
  Long-lived assets...............   363,756    18,208    94,202    32,865    14,096    523,127

  MAJOR CUSTOMERS AND CREDIT RISK

     Substantially all of the Company's customers are engaged in the exploration and development of oil and gas reserves. The Company's drill pipe and related products are sold primarily to rig contractors, operators, and rental companies. The Company's premium tubulars and connections are sold primarily to operators and distributors. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies or are secured by a letter of credit or similar arrangements.

     In 1999, 2000, and 2001, there were no individual customers who accounted for 10% or more of total revenues.

                              GRANT PRIDECO, INC.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2001 and 2000 (in thousands, except per share amounts).

                                                                        2001
                                                -----------------------------------------------------
                                                 FIRST           SECOND       THIRD           FOURTH
                                                QUARTER         QUARTER      QUARTER         QUARTER
                                                --------        --------     --------        --------
Revenues......................................  $156,651        $192,909     $198,989        $191,578
Gross Profit..................................    22,204(a)       44,061       53,156(c)       49,588
Other Charges.................................    32,280(b)           --        1,475(d)           --
Selling, General and Administrative...........    17,164          18,254       18,564          16,964
Operating Income (Loss).......................   (25,256)(a)(b)   28,655       34,511(c)(d)    35,145
Net Income (Loss).............................   (21,817)(a)(b)   13,997       17,334(c)(d)    18,576
Basic Net Income (Loss) Per Share(e)
  Basic net income (Loss).....................  $  (0.20)       $   0.13     $   0.16        $   0.17
                                                ========        ========     ========        ========
Basic weighted average shares outstanding.....   108,570         109,515      109,738         109,783
                                                ========        ========     ========        ========
Diluted Net Income (Loss) Per Share(e)
  Diluted net income (Loss)...................  $  (0.20)       $   0.13     $   0.16        $   0.17
                                                ========        ========     ========        ========
Diluted weighted average shares outstanding...   108,570         110,979      110,531         110,764
                                                ========        ========     ========        ========

                       See footnotes (a)-(e) on page 91.

                              GRANT PRIDECO, INC.

                                                                          2000
                                                     -----------------------------------------------
                                                      FIRST        SECOND       THIRD        FOURTH
                                                     QUARTER      QUARTER      QUARTER      QUARTER
                                                     --------     --------     --------     --------
Revenues...........................................  $107,291     $115,197     $120,528     $155,465
Gross Profit(f)....................................     4,555       14,977       24,867       14,567(g)
Other Charges......................................        --           --           --       11,129(h)
Selling, General and Administrative................    13,088       13,625       14,033       17,322
Operating Income (Loss)............................    (7,926)       2,835       12,635      (12,280)(g)(h)
Net Income (Loss) Before Cumulative Effect of
  Accounting Change................................    (7,887)        (852)       5,168      (11,125)(g)(h)
Cumulative Effect of Accounting Change(i)..........    (1,789)          --           --           --
Net Income (Loss)..................................    (9,676)        (852)       5,168      (11,125)(g)(h)
Basic Net Income (Loss) Per Share(e)
  (Pro forma prior to effective date of spinoff)
  Basic net income (loss) before cumulative effect
    of accounting change...........................  $  (0.07)    $  (0.01)    $   0.05     $  (0.10)
Cumulative effect of accounting change.............     (0.02)          --           --           --
                                                     --------     --------     --------     --------
  Net income (loss)................................  $  (0.09)    $  (0.01)    $   0.05     $  (0.10)
                                                     ========     ========     ========     ========
Basic weighted average shares outstanding..........   108,752(j)   108,934      109,000      109,059
                                                     ========     ========     ========     ========
Diluted Net Income (Loss) Per Share(e)
  (Pro forma prior to effective date of spinoff)
  Diluted net income (loss) before cumulative
    effect of accounting change....................  $  (0.07)    $  (0.01)    $   0.05     $  (0.10)
Cumulative effect of accounting change.............     (0.02)          --           --           --
                                                     --------     --------     --------     --------
  Net income (loss)................................  $  (0.09)    $  (0.01)    $   0.05     $  (0.10)
                                                     ========     ========     ========     ========
Diluted weighted average shares outstanding........   108,752(j)   108,934      111,114      109,059
                                                     ========     ========     ========     ========

---------------

(a) Includes $10.7 million of other charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes $32.3 million of other charges in the first quarter of 2001 related to the write-off of assets, severance, and related expenses.

(c) Includes $0.3 million of other charges in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges, which were classified as cost of sales.

(d) Includes $1.5 million of other charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

(e) Earnings per share (EPS) in each quarter is computed using the weighted-average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

(f) Includes $7.9 million, $4.6 million, $0.9 million and $5.8 million of charges in the first, second, third and fourth quarters of 2000, respectively, related to adjustments to capitalized manufacturing cost variances. Such adjustments were made pursuant to a review of the Company's capitalized manufacturing variances in excess of standard costs.

                              GRANT PRIDECO, INC.

(g) Includes $11.0 million of other charges in the fourth quarter of 2000 related to inventory write-offs, which have been classified as cost of sales.

(h) The Company incurred $11.1 million of other charges in the fourth quarter of 2000 related to asset impairments and other charges.

(i) Effective January 1, 2000, the Company adopted SAB No. 101, which was accounted for as a change in accounting principle. The cumulative effect of adoption of SAB No. 101, for periods prior to 2000, was $1.8 million, net of tax, shown as a first quarter cumulative effective of accounting change.

(j) Pro forma earnings per share has been calculated using Grant Prideco's pro forma basic and diluted weighted average shares outstanding for the period presented. Grant Prideco's pro forma basic weighted average shares have been calculated by adjusting Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of Grant Prideco shares that would have been outstanding at the time assuming the distribution of one share of Grant Prideco common stock for each share of Weatherford common stock. The effect of Weatherford's stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.

     See Note 4 for further discussion of 2000 and 2001 other charges.

21.  SUBSEQUENT EVENT (UNAUDITED)

     The Company has entered into an agreement to acquire 65% of Scana Rotator, a Norwegian company that manufactures control valves for the offshore and deepwater markets. The Company has the right to acquire the remaining 35% of the company two years following its purchase, with the purchase price being determined by Scana Rotator's results of operations during this two-year period. The Company expects to issue approximately 408,000 shares of Grant Prideco common stock and assume approximately $2.5 million in debt for the initial 65% interest.

     On March 25, 2002, the Company entered into agreements to acquire a 70% controlling interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets. The Company currently owns approximately 21.5% of this entity. The Company will pay approximately $2.1 million in cash and issue 1.3 million shares of Grant Prideco common stock for the additional interest. The Company also has entered into a joint venture with Tianjin Pipe Company (TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment as part of the Company's contribution to the joint venture.

22.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following balance sheets as of December 31, 2000 and 2001, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2001, are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company.

                              GRANT PRIDECO, INC.

                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2000

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
                                               ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents............  $     --    $  4,154     $  4,161     $      --     $  8,315
  Restricted Cash......................        --          --        4,000            --        4,000
  Accounts Receivable, Net.............        --     111,535       20,532            --      132,067
  Inventories..........................        --     174,087       26,165            --      200,252
  Current Deferred Tax Asset...........        --      23,841          154            --       23,995
  Other Current Assets.................        --       3,099        5,305            --        8,404
                                         --------    --------     --------     ---------     --------
                                               --     316,716       60,317            --      377,033
                                         --------    --------     --------     ---------     --------
PROPERTY, PLANT, AND EQUIPMENT.........        --     243,195       88,233            --      331,428
  Less: Accumulated Depreciation.......        --      97,581       21,066            --      118,647
                                         --------    --------     --------     ---------     --------
                                               --     145,614       67,167            --      212,781
                                         --------    --------     --------     ---------     --------
GOODWILL, NET..........................        --     145,322       86,818            --      232,140
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES.........................   633,796          --           --      (633,796)          --
INVESTMENT IN UNCONSOLIDATED
  AFFILIATES...........................    38,952          --           --            --       38,952
OTHER ASSETS...........................     6,328      24,681          649            --       31,658
                                         --------    --------     --------     ---------     --------
                                         $679,076    $632,333     $214,951     $(633,796)    $892,564
                                         ========    ========     ========     =========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt.........  $  2,697    $ 34,198     $  1,265     $      --     $ 38,160
  Accounts Payable.....................        --      68,856       15,595            --       84,451
  Current Deferred Tax Liability.......        --          --        2,278            --        2,278
  Customer Advances....................        --       2,275           --            --        2,275
  Other Accrued Liabilities............    11,723      32,085        7,613            --       51,421
                                         --------    --------     --------     ---------     --------
                                           14,420     137,414       26,751            --      178,585
                                         --------    --------     --------     ---------     --------
LONG-TERM DEBT.........................   214,713       3,888          503            --      219,104
DEFERRED INCOME TAXES..................        --      24,870       15,508            --       40,378
MINORITY INTEREST......................        --          --        1,098            --        1,098
OTHER LONG-TERM LIABILITIES............    18,440       3,270          186            --       21,896
COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY.................   431,503     462,891      170,905      (633,796)     431,503
                                         --------    --------     --------     ---------     --------
                                         $679,076    $632,333     $214,951     $(633,796)    $892,564
                                         ========    ========     ========     =========     ========

                              GRANT PRIDECO, INC.

                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)

                                               ASSETS
CURRENT ASSETS:
  Cash and Cash Equivalents............  $     --    $  1,905     $  8,479     $      --     $ 10,384
  Restricted Cash......................        --          --        5,383            --        5,383
  Accounts Receivable, Net.............        --     116,462       31,761            --      148,223
  Inventories..........................        --     161,285       37,529            --      198,814
  Current Deferred Tax Asset...........        --      13,524        2,751            --       16,275
  Other Current Assets.................        --       8,206        5,078            --       13,284
                                         --------    --------     --------     ---------     --------
                                               --     301,382       90,981            --      392,363
                                         --------    --------     --------     ---------     --------
PROPERTY, PLANT, AND EQUIPMENT.........        --     259,223       99,872            --      359,095
  Less: Accumulated Depreciation.......        --     107,989       26,599            --      134,588
                                         --------    --------     --------     ---------     --------
                                               --     151,234       73,273            --      224,507
                                         --------    --------     --------     ---------     --------
GOODWILL, NET..........................        --     144,830       86,691            --      231,521
INVESTMENT IN AND ADVANCES TO
  SUBSIDIARIES.........................   633,743          --           --      (633,743)          --
INVESTMENT IN UNCONSOLIDATED
  AFFILIATES...........................    55,289          --           --            --       55,289
OTHER ASSETS...........................     5,676       4,383        1,859            --       11,918
                                         --------    --------     --------     ---------     --------
                                         $694,708    $601,829     $252,804     $(633,743)    $915,598
                                         ========    ========     ========     =========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt.........  $  2,590    $ 57,930     $    634     $      --     $ 61,154
  Accounts Payable.....................        --      45,758       16,931            --       62,689
  Current Deferred Tax Liability.......        --          --        5,051            --        5,051
  Customer Advances....................        --       1,469           --            --        1,469
  Other Accrued Liabilities............    11,711      32,230       11,877            --       55,818
                                         --------    --------     --------     ---------     --------
                                           14,301     137,387       34,493            --      186,181
                                         --------    --------     --------     ---------     --------
LONG-TERM DEBT.........................   201,826       2,654          544            --      205,024
DEFERRED INCOME TAXES..................        --      25,847       15,101            --       40,948
MINORITY INTEREST......................        --          --        1,615            --        1,615
OTHER LONG-TERM LIABILITIES............     9,614       3,004          245            --       12,863
COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY.................   468,967     432,937      200,806      (633,743)     468,967
                                         --------    --------     --------     ---------     --------
                                         $694,708    $601,829     $252,804     $(633,743)    $915,598
                                         ========    ========     ========     =========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
REVENUES...............................  $     --    $239,076     $ 47,294      $    --      $286,370
                                         --------    --------     --------      -------      --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     217,858       44,411           --       262,269
  Selling, General, and
     Administrative....................        --      38,305        7,437           --        45,742
  Equity Loss in Unconsolidated
     Affiliates........................       419          --           --           --           419
  Weatherford Charges..................     1,500          --           --           --         1,500
  Nonrecurring Charges.................        --          --        9,454           --         9,454
                                         --------    --------     --------      -------      --------
                                            1,919     256,163       61,302           --       319,384
                                         --------    --------     --------      -------      --------
OPERATING LOSS.........................    (1,919)    (17,087)     (14,008)          --       (33,014)
                                         --------    --------     --------      -------      --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................      (338)     (3,441)        (314)          --        (4,093)
  Weatherford Interest Expense.........    (7,250)         --           --           --        (7,250)
  Equity in Subsidiaries, Net of
     Taxes.............................   (27,185)         --           --       27,185            --
  Other, Net...........................        --        (172)          34           --          (138)
                                         --------    --------     --------      -------      --------
                                          (34,773)     (3,613)        (280)      27,185       (11,481)
                                         --------    --------     --------      -------      --------
INCOME (LOSS) BEFORE INCOME TAXES......   (36,692)    (20,700)     (14,288)      27,185       (44,495)
INCOME TAX BENEFIT.....................     3,181       2,125        5,893           --        11,199
                                         --------    --------     --------      -------      --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST.............................   (33,511)    (18,575)      (8,395)      27,185       (33,296)
MINORITY INTEREST......................        --          --         (215)          --          (215)
                                         --------    --------     --------      -------      --------
NET INCOME (LOSS)......................  $(33,511)   $(18,575)    $ (8,610)     $27,185      $(33,511)
                                         ========    ========     ========      =======      ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
REVENUES...............................  $     --    $448,380     $50,101       $    --      $498,481
                                         --------    --------     -------       -------      --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     402,395      37,120            --       439,515
  Selling, General, and
     Administrative....................        --      49,797       7,771            --        57,568
  Equity Income in Unconsolidated
     Affiliates........................    (5,495)         --          --            --        (5,495)
  Weatherford Charges..................       500          --          --            --           500
  Nonrecurring Charges.................        --      11,129          --            --        11,129
                                         --------    --------     -------       -------      --------
                                           (4,995)    463,321      44,891            --       503,217
                                         --------    --------     -------       -------      --------
OPERATING INCOME (LOSS)................     4,995     (14,941)      5,210            --        (4,736)
                                         --------    --------     -------       -------      --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................    (9,905)     (6,455)       (645)           --       (17,005)
  Equity in Subsidiaries, Net of
     Taxes.............................   (18,369)         --          --        18,369            --
  Other, Net...........................        --        (840)        731            --          (109)
                                         --------    --------     -------       -------      --------
                                          (28,274)     (7,295)         86        18,369       (17,114)
                                         --------    --------     -------       -------      --------
INCOME (LOSS) BEFORE INCOME TAXES......   (23,279)    (22,236)      5,296        18,369       (21,850)
INCOME TAX (PROVISION) BENEFIT.........     6,794       2,244      (1,673)           --         7,365
                                         --------    --------     -------       -------      --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST.............................   (16,485)    (19,992)      3,623        18,369       (14,485)
MINORITY INTEREST......................        --          --        (211)           --          (211)
                                         --------    --------     -------       -------      --------
NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE..........   (16,485)    (19,992)      3,412        18,369       (14,696)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE...............................        --      (1,789)         --            --        (1,789)
                                         --------    --------     -------       -------      --------
       NET INCOME (LOSS)...............  $(16,485)   $(21,781)    $ 3,412       $18,369      $(16,485)
                                         ========    ========     =======       =======      ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
REVENUES...............................  $     --    $624,656     $115,471      $     --     $740,127
                                         --------    --------     --------      --------     --------
COSTS AND EXPENSES:
  Cost of Sales........................        --     501,432       69,686            --      571,118
  Selling, General, and
     Administrative....................        --      56,264       14,682            --       70,946
  Equity Income in Unconsolidated
     Affiliates........................    (8,747)         --           --            --       (8,747)
  Nonrecurring Charges.................        --      32,280        1,475            --       33,755
                                         --------    --------     --------      --------     --------
                                           (8,747)    589,976       85,843            --      667,072
                                         --------    --------     --------      --------     --------
OPERATING INCOME (LOSS)................     8,747      34,680       29,628            --       73,055
                                         --------    --------     --------      --------     --------
OTHER INCOME (EXPENSE):
  Interest Expense.....................   (20,787)     (5,625)        (655)           --      (27,067)
  Equity in Subsidiaries, Net of
     Taxes.............................    35,916          --           --       (35,916)          --
  Other, Net...........................        --       5,493       (6,763)           --       (1,270)
                                         --------    --------     --------      --------     --------
                                           15,129        (132)      (7,418)      (35,916)     (28,337)
                                         --------    --------     --------      --------     --------
INCOME (LOSS) BEFORE INCOME TAXES......    23,876      34,548       22,210       (35,916)      44,718
INCOME TAX (PROVISION) BENEFIT.........     4,214      (8,433)     (11,432)           --      (15,651)
                                         --------    --------     --------      --------     --------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST.............................    28,090      26,115       10,778       (35,916)      29,067
MINORITY INTEREST......................        --          --         (977)           --         (977)
                                         --------    --------     --------      --------     --------
NET INCOME (LOSS)......................  $ 28,090    $ 26,115     $  9,801      $(35,916)    $ 28,090
                                         ========    ========     ========      ========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                          -------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash (Used) Provided by Operating
     Activities.........................  $(6,326)   $ 24,364     $ 47,202     $      --     $ 65,240
                                          -------    --------     --------     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash
     Acquired...........................   (7,999)     (3,123)      (3,950)           --      (15,072)
Capital Expenditures for Property,
  Plant, and Equipment..................       --     (13,038)      (6,008)           --      (19,046)
                                          -------    --------     --------     ---------     --------
       Net Cash Used by Investing
          Activities....................   (7,999)    (16,161)      (9,958)           --      (34,118)
                                          -------    --------     --------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Debt, Net...............       --      (7,318)     (46,907)           --      (54,225)
  Stockholder's Investment..............   14,325          --        8,912            --       23,237
                                          -------    --------     --------     ---------     --------
       Net Cash Provided (Used) by
          Financing Activities..........   14,325      (7,318)     (37,995)           --      (30,988)
                                          -------    --------     --------     ---------     --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................       --         885         (751)           --          134
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................       --       4,113        1,957            --        6,070
                                          -------    --------     --------     ---------     --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR..................................  $    --    $  4,998     $  1,206     $      --     $  6,204
                                          =======    ========     ========     =========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                                   NON-
                                        PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                       ---------   ----------   ----------   ------------   ---------
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by
     Operating Activities............  $   8,316    $(68,569)    $ 27,638     $      --     $ (32,615)
                                       ---------    --------     --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash
     Acquired........................         --     (36,492)     (29,535)           --       (66,027)
  Capital Expenditures for Property,
     Plant, and Equipment............         --     (17,906)      (2,985)           --       (20,891)
  Investment by Parent...............   (102,106)         --           --       102,106            --
  Other, Net.........................         --          48          101            --           149
                                       ---------    --------     --------     ---------     ---------
       Net Cash (Used) Provided by
          Investing Activities.......   (102,106)    (54,350)     (32,419)      102,106       (86,769)
                                       ---------    --------     --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit
     Facility, Net...................         --      30,193          657            --        30,850
  Issuance of Long-Term Debt, Net....    193,324          --           --            --       193,324
  Repayments on Long-Debt, Net.......   (103,548)    (11,923)      (4,868)           --      (120,339)
  Purchase of Treasury Stock.........     (1,046)         --           --            --        (1,046)
  Proceeds from Stock Option
     Exercises.......................      1,502          --           --            --         1,502
  Investment in Subsidiaries.........         --      70,222       31,884      (102,106)           --
  Stockholder's Investment...........      3,558      33,583      (19,937)           --        17,204
                                       ---------    --------     --------     ---------     ---------
       Net Cash Provided (Used) by
          Financing Activities.......     93,790     122,075        7,736      (102,106)      121,495
                                       ---------    --------     --------     ---------     ---------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS...................         --        (844)       2,955            --         2,111
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................         --       4,998        1,206            --         6,204
                                       ---------    --------     --------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $      --    $  4,154     $  4,161     $      --     $   8,315
                                       =========    ========     ========     =========     =========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating
     Activities........................  $ 15,544    $  8,730     $ 16,216      $     --     $ 40,490
                                         --------    --------     --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired...        --      (2,217)      (2,791)           --       (5,008)
  Capital Expenditures for Property,
     Plant,and Equipment...............        --     (28,829)      (8,383)           --      (37,212)
  Other, Net...........................        --           4           82            --           86
                                         --------    --------     --------      --------     --------
       Net Cash Used by Investing
          Activities...................        --     (31,042)     (11,092)           --      (42,134)
                                         --------    --------     --------      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit
     Facility, Net.....................        --      22,289         (259)           --       22,030
  Repayments on Long-Debt, Net.........   (14,561)     (2,226)        (547)           --      (17,334)
  Proceeds from Stock Option
     Exercises.........................       654          --           --            --          654
  Purchase of Treasury Stock...........    (1,637)         --           --            --       (1,637)
                                         --------    --------     --------      --------     --------
       Net Cash Provided (Used) by
          Financing Activities.........   (15,544)     20,063         (806)           --        3,713
                                         --------    --------     --------      --------     --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................        --      (2,249)       4,318            --        2,069
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR..............................        --       4,154        4,161            --        8,315
                                         --------    --------     --------      --------     --------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR.................................  $     --    $  1,905     $  8,479      $     --     $ 10,384
                                         ========    ========     ========      ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 26, 2001, we dismissed Arthur Andersen LLP, the independent accountants previously engaged as the principal accountants to audit our financial statements. The decision to change accountants was recommended by the Audit Committee of our Board of Directors and approved by the entire Board of Directors.

     The reports of Arthur Andersen LLP on our financial statements for the fiscal years 1999 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were those reports qualified or modified as to uncertainty, audit scope, or accounting principles (except that Arthur Andersen's report on the December 31, 2000 consolidated financial statements was modified for the Company's change in accounting principle, effective January 1, 2000, for revenue recognition pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101). During fiscal years 1999 and 2000 we had no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists the individuals who currently serve as a director or officer of our company:

NAME                                     AGE                    TITLE
----                                     ---                    -----
Bernard J. Duroc-Danner................  48    Chairman of the Board of Directors
Curtis W. Huff.........................  44    President, Chief Executive Officer and
                                               Director
David J. Butters.......................  60    Director
Eliot M. Fried.........................  67    Director
Sheldon B. Lubar.......................  71    Director
Robert K. Moses, Jr. ..................  61    Director
Robert A. Rayne........................  52    Director
Warren S. Avery........................  55    Vice President Human Resources
Greg L. Boane..........................  38    Corporate Controller
Curtis D. Burton.......................  46    President -- Marine Products and
                                               Services Division
Philip A. Choyce.......................  35    Vice President, General Counsel and
                                               Secretary
William G. Chunn.......................  68    Executive Vice President of Operations
Marshall E. Danby......................  57    President -- Premium Connections and
                                               Tubular Products Division
Dan M. Latham..........................  51    President -- Drilling Products and
                                               Services Division
Louis A. Raspino.......................  49    Vice President, Chief Financial Officer
                                               and Treasurer

BIOGRAPHIES

     Bernard J. Duroc-Danner has served as our Chairman of the Board since our spinoff from Weatherford in April 2000. Mr. Duroc-Danner is the President, Chief Executive Officer, and Chairman of the Board of Directors of Weatherford International, Inc. Mr. Duroc-Danner has served as President and CEO of Weatherford (formerly EVI, Inc.) since May 1990. Mr. Duroc-Danner holds a Ph.D. in economics from

Wharton (University of Pennsylvania). In prior years, Mr. Duroc-Danner held positions with Arthur D. Little and Mobil Oil Inc. Mr. Duroc-Danner is a director of Parker Drilling Company (an oil and gas drilling company), CalDive International, Inc. (a company engaged in subsea services in the Gulf of Mexico) and Universal Compression Holdings, Inc. (a company providing compression services to the oil and gas industry).

     Curtis W. Huff has served as a director and as our President and Chief Executive Officer since February 2001. Prior to such time, Mr. Huff served as Executive Vice President, Chief Financial Officer, General Counsel and Secretary of Weatherford beginning in January, 2000 and Weatherford's Senior Vice President, General Counsel and Secretary beginning in May, 1998. Prior to joining Weatherford, Mr. Huff was a partner with the law firm of Fulbright & Jaworski, L.L.P. in Houston, Texas. In connection with our spinoff from Weatherford, Mr. Huff served as our Vice President and interim General Counsel until January 1, 2001. Mr. Huff is a director of Patterson UTI Energy, Inc. (a contract driller) and Universal Compression Holdings, Inc. (a company providing compression services to the oil and gas industry). Mr. Huff holds a Master of Law degree (LLM) from New York University, in addition to J.D. and B.A. degrees from the University of New Mexico.

     David J. Butters has served as a director of our Company since December 2001. Mr. Butters is a Managing Director of Lehman Brothers, Inc., an investment banking company, where he has been employed for more than the past five years. Mr. Butters is currently Chairman of the Board of Directors of GulfMark Offshore, Inc. (a provider of marine support and transportation services to companies involved in the exploration and production of oil and natural gas), a director of Anangel-American Shipholdings, Ltd. (an international ship owning and operating company), a member of the Board of Advisors of Energy International, N.V. (an investment fund), and is a director of Weatherford.

     Eliot M. Fried has served as our director since our spinoff from Weatherford in April 2000. Mr. Fried joined Abner, Herrman & Brock Asset Management, an independent investment management firm as of February 1, 2000. Prior to such time, Mr. Fried was a Managing Director of Lehman Brothers, and a member of Lehman Brothers' Investment and Capital Commitment Committees, as well as Senior Trustee of Lehman Brothers Holdings Inc. Retirement Plan. Mr. Fried is a director of Axsys Technologies Inc., L-3 Communications Corporation and Blount International Inc.

     Sheldon B. Lubar has served as our director since our spinoff from Weatherford in April 2000. Mr. Lubar has been the Chairman of Lubar & Co., a private investment company, for more than the past five years. Mr. Lubar is a director of C2, Inc., Ameritech Corporation, Massachusetts Mutual Life Insurance Company, Firstar Corporation, MGIC Investment Corporation and Jefferies & Company, Inc. He also serves on the board of Weatherford.

     Robert K. Moses, Jr. has served as our director since our spinoff from Weatherford in April 2000. Mr. Moses has been a private investor, principally in the oil and gas exploration and oilfield services business in Houston, Texas, for more than the past five years. He served as Chairman of the Board of Weatherford Enterra, a predecessor to Weatherford, from May 1989 to December 1992. He also serves on the board of Weatherford.

     Robert A. Rayne has served as our director since our spinoff from Weatherford in April 2000. Mr. Rayne has been an Executive Director of London Merchant Securities plc (property investment and development with major investments in leisure enterprises), a United Kingdom-listed public limited company, for more than the past five years. He also serves on the board of Weatherford.

     Warren S. Avery has served as Vice President Human Resources since October 1999. Prior to such time, Mr. Avery served as Vice President of Human Resources for Dailey International beginning in February 1998. Dailey was purchased by Weatherford in connection with Dailey's Chapter 11 Reorganization in 1999. Prior to joining Dailey International, Mr. Avery held senior human resource positions at Baker Hughes, Global Marine and Dresser Industries.

     Greg L. Boane has served as our Corporate Controller since 1999. Prior to joining us, Mr. Boane was Corporate Controller for Noble Drilling Services, Inc. from November 1996 to October 1999. Prior to joining Noble Drilling Services, Inc., Mr. Boane worked for McDonald's Corporation as a Regional Controller and

EVI, Inc. as Assistant Corporate Controller. Mr. Boane has a B.B.A. in Finance from Texas A&M University and is a Certified Public Accountant.

     Curtis D. Burton has served as our President and CEO -- Marine Products and Services Division since October 2001. Prior to joining us, Mr. Burton was President of Total Offshore Production Systems (TOPS), a wholly owned subsidiary of R&B Falcon, and Vice President of Reading & Bates Development Co., R&B Falcon's equity ownership division. Prior to joining TOPS, Mr. Burton worked for Texaco, where he co-founded DeepSTAR. Mr. Burton has a B.S. in Mechanical Engineering from the University of Texas at Austin.

     Philip A. Choyce has served as our Vice President, General Counsel and Secretary since January 1, 2001. From December 1999 until January 1, 2001, Mr. Choyce served as our Vice President and Associate General Counsel. Prior to joining us, Mr. Choyce was a senior associate with Fulbright & Jaworski L.L.P.'s corporate law practice in Houston, Texas. Prior to joining Fulbright & Jaworski L.L.P., Mr. Choyce was a certified public accountant with Ernst & Young LLP in Houston, Texas. Mr. Choyce has a B.B.A. in Accounting from Texas A&M University and a J.D. from the University of Texas at Austin.

     William G. Chunn has served as our Corporate Executive Vice President since October 2001. From 1995 until October 2001, Mr. Chunn served as our Executive Vice President -- Operations. Mr. Chunn served as President, Chief Executive Officer, and Director of Prideco beginning in 1985 until our merger with them in 1995. Mr. Chunn has held senior executive positions in the drill stem industry for over 30 years.

     Marshall E. Danby has served as President -- Premium Connections and Tubulars Division since October 2001. From November 2000 until such time, Mr. Danby served as the President of Drill Tube International, a subsidiary of Grant Prideco. Prior to joining us in November 2000, Mr. Danby served as Director of Services for Hunting Oilfield Services from 1999 until November 2000 and President of Hunting-PetroTube from 1996 until 1999. Mr. Danby has a B.S. from Oregon State University.

     Louis A. Raspino has served as our Vice President, Chief Financial Officer and Treasurer since July 2001. From December 2000 until April 2001, Mr. Raspino was employed as Senior Vice President, Chief Financial Officer and Chief Operating Officer of JRL Enterprises, Inc. From February 1999 until December 2000, Mr. Raspino served as Vice President of Finance for Halliburton Company. From October 1997 until July 1998, Mr. Raspino was a Senior Vice President at Burlington Resources, Inc. From 1978 until its merger with Burlington Resources, Inc. in 1997, Mr. Raspino held a variety of increasingly responsible positions at Louisiana Land and Exploration Company, most recently as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Raspino is a certified public accountant with a B.S. from Louisiana State University and an M.B.A. from Loyola University.

     Dan M. Latham has served as President-Drilling Products Division since October 2001. Prior to such time, Mr. Latham served as our Vice President Sales and Marketing. A position he held since 1990. Prior to joining us, Mr. Latham held a number of progressively responsible management positions at Shell Oil Company and Baker Hughes.

     All of our executive officers and directors are required to file initial reports of stock ownership and reports of changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange pursuant to
Section 16(a) of the Securities Exchange Act of 1934. We have reviewed these reports, including any amendments, and written representations from the current executive officers and directors of the Company. Based on this review, we believe that all transactions by executive officers or directors have been reported on a timely basis, except that Mr. Chunn reported purchases of shares of common stock in his 401(k) plan in October 2001 on his annual report on Form 5 in February 2002 and Mr. Butters reported his initial report on Form 3 relating to his becoming a director in December 2001 at the time of the filing of his annual report on Form 5 in February 2002. The Company also believes that Mr. Coble and Frances Powell, former executive officers of the Company, have not yet filed their annual reports on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

     This table shows the total compensation paid for the years ended December 31, 1999, 2000 and 2001, to Messers Huff and Coble, the two individuals who served as our Chief Executive Officer during 2001, and our other four most highly compensated executive officers during 2001:

                                                                                   LONG-TERM
                                               ANNUAL COMPENSATION            COMPENSATION AWARDS
                                        ----------------------------------   ----------------------
                                                              OTHER ANNUAL   RESTRICTED                ALL OTHER
                                         SALARY     BONUS     COMPENSATION     STOCK       OPTIONS    COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR    ($)(1)     ($)(1)     ($)(2)(3)        ($)          (4)         ($)(5)
---------------------------      ----   --------   --------   ------------   ----------   ---------   ------------
Curtis W. Huff.................  2001   $448,677   $500,000     $ 66,346          --      1,000,000      $7,531
  President and                  2000     71,538         --        7,450          --        240,000          --
  Chief Executive Officer        1999         --         --           --          --             --          --
Philip A. Choyce...............  2001    192,200     74,443       27,916          --         75,000       2,434
Vice President, General Counsel  2000         --         --           --          --             --          --
  and Secretary                  1999         --         --           --          --             --          --
William E. Chunn...............  2001    248,700    145,565       49,070          --        125,000       8,807
  Executive Vice President       2000    222,800     84,524       34,500          --        150,000       9,957
  of Operations                  1999    202,308         --       25,701          --             --       6,524
Dan M. Latham..................  2001    203,931    118,703       39,651          --        125,000       3,983
  President -- Drilling
    Products                     2000    180,608     66,500       28,171          --        100,000       6,630
  and Services Division          1999         --         --           --          --             --          --
Louis A. Raspino...............  2001    123,654    150,000        9,014          --        375,000         190
  Vice President, Chief          2000         --         --           --          --             --          --
  Financial Officer and          1999         --         --           --          --             --          --
  Treasurer
John C. Coble..................  2001     46,984         --        7,047          --             --       1,423
  Former President,              2000    371,139         --       71,750          --        750,000      12,972
  Chief Executive Officer and    1999    300,000         --       67,500          --             --      10,279
  Director(6)

---------------

(1) Salary and bonus compensation include amounts deferred by each executive officer under our Executive Deferred Compensation Stock Ownership Plan (the "Executive Deferred Plan") described in Note 2 below. The bonus amounts were earned in the year in which they are shown in the table but were paid in the first half of the following year. No compensation is shown for Messrs. Huff, Avery, or Latham in 1999 because they did not serve as executive officers of the Company during 1999. No compensation is shown for Messrs. Choyce or Raspino during 1999 or 2000 because they did not serve as an executive officer during such years. Mr. Huff's salary for 2000 relates to his services as our Vice President and Interim General Counsel.

(2) Other Annual Compensation includes (i) the vested portion of the amount contributed by us under the Executive Deferred Plan equal to 7.5% of each annual officer's compensation for each year, plus (ii) the vested portion of our matching contribution under the Executive Deferred Plan equal to 100% of the amount deferred by the officer. Each officer can defer up to 7.5% of his total salary and bonus compensation each year. Our contributions vest over a five-year period on the basis of 20% per year for each year of service by an officer with us. Under the Executive Deferred Plan, the compensation deferred by each officer and our contributions are converted into non-monetary units equal to the number of shares of common stock that could have been purchased by the amounts deferred and contributed at a market-based price. Distributions are made under the Executive Deferred Plan after an officer retires, terminates his employment or dies. The amount of the distribution under the Executive Deferred Plan is based on the number of vested units in the officer's account multiplied by the market price of the common stock at that time. Distributions under the Executive Deferred Plan are required to be made in shares of Grant Prideco common stock. Our obligations with respect to the Executive Deferred Plan are unfunded. However, we have established a grantor trust that is subject to the claims of our creditors, into which funds are deposited with an independent trustee that purchases shares of common stock for the Executive Deferred Plan. As of December 31, 2001, Messrs. Huff, Choyce, Chunn, Latham and Raspino had 8,161, 3,272, 5,313, 1,553 and 960 units allocated to their respective accounts. In connection with Mr. Coble's severance from the Company in February 2001, Mr. Coble received a distribution of 2,581 shares from the Executive Deferred Plan.

(3) Excludes the total amount of all perquisites and other benefits that were less than the lesser of $50,000 or 10% of the total of annual salary and bonus of each executive officer.

(4) Excludes options issued pursuant to the Distribution Agreement dated April 14, 2000, between the Company and Weatherford, which were issued in exchange for, or in connection with, options granted by Weatherford in prior years.

(5) Represents matching contributions under our 401(k) Savings Plan and life insurance premiums.

(6) In connection with Mr. Coble's severance from the Company in February 2001, the Company paid Mr. Coble a lump sum payment of $11.7 million pursuant to the terms of his employment agreement, including $8.8 million relating to the surrender and cancellation pursuant to the terms of his employment agreement of stock options to purchase 1.1 million shares of common stock.

                            OPTIONS GRANTED IN 2001

                                      % OF TOTAL
                                    OPTIONS GRANTED
                          OPTIONS   TO EMPLOYEES IN   EXERCISE PRICE                     GRANT DATE PRESENT
NAME                      GRANTED       2001(%)       (PER SHARE)($)   EXPIRATION DATE      VALUE($)(1)
----                      -------   ---------------   --------------   ---------------   ------------------
Curtis W. Huff..........  650,000        11.9%            $18.51           3/18/14           $5,126,299
                          350,000         6.4%              7.14          10/18/15           $1,096,039
Philip A. Choyce........   75,000         1.4%              7.14          10/18/15           $  234,866
William G. Chunn........  125,000         2.3%              7.14          10/18/15           $  391,443
Dan M. Latham...........  125,000         2.3%              7.14          10/18/15           $  391,443
Louis Raspino...........  250,000         4.6%             15.47            7/9/14           $1,648,775
                          125,000         2.3%              7.14          10/18/15           $  391,438
John C. Coble...........       --          --                 --                --                   --

---------------

(1) The calculation assumes volatility of 83.2%, a risk free rate of 5.7% to 6.0%, a 8.4 year expected life, no expected dividends and option grants at the fair market value on the date of grant. The actual value, if any, of any option will depend on the amount, if any, by which the stock price exceeds the exercise price on the date the option is exercised. Thus, this valuation may not be a reliable indication as to value and there is no assurance the value realized will be at or near the value estimated by the Black-Scholes model.

                      AGGREGATED OPTION EXERCISES IN 2001
                      AND DECEMBER 31, 2001 OPTION VALUES

                                                         NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS AT              IN-THE-MONEY OPTIONS AT
                            SHARES                       DECEMBER 31, 2001(1)         DECEMBER 31, 2001($)(2)
                           ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                      ON EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                      -----------   -----------   -----------   -------------   -----------   -------------
Curtis W. Huff..........       --            --         390,000       1,000,000            --      $1,526,000
Philip A. Choyce........       --            --              --         244,607            --      $  327,000
William G. Chunn........       --            --          69,607         275,000      $347,838      $  545,000
Dan M. Latham...........       --            --          69,607         225,000      $347,838      $  545,000
Louis Raspino...........       --            --              --         375,000            --      $  545,000
John C. Coble(3)........       --            --              --              --            --              --

---------------

(1) Includes options granted pursuant to the terms of the Distribution Agreement dated April 14, 2000, between Weatherford and the Company.

(2) The value is based on the difference in the closing market price of the common stock on December 31, 2001 ($11.50), and the exercise price of the options. The actual value, if any, of the unexercised options will depend on the market price of the common stock at the time of exercise of the options.

(3) Amounts exclude payments of $8.8 million in consideration of options surrendered and canceled by Mr. Coble pursuant to the terms of his employment agreement and his severance from the Company in February 2001.

EMPLOYMENT CONTRACTS

     We have entered into an employment agreement with Mr. Huff, which has a term of three years and is renewable annually. The base compensation payable to Mr. Huff under his employment agreement is $500,000. In connection with his election as our President and Chief Executive Officer in February 2001, we also granted to Mr. Huff options to purchase 650,000 shares of common stock, which options are subject to three-year cliff vesting. Under the terms of his employment agreement, if we terminate Mr. Huff's employment for any reason other than "cause" or "disability" or if he terminates his or her employment for "good reason", as defined in the employment agreement, Mr. Huff will be entitled to receive an amount equal to the sum of:

     - three times his current annual base compensation plus the highest bonus paid to the executive during the three years prior to the year of termination,

     - any accrued salary or bonus (pro-rated to the date of termination),

     - an amount payable as if all retirement plans were vested,

     - the amount that would have been contributed as our match under our 401(k) plan and our Executive Deferred Plan for three years, and

     - his car allowance for three years.

     Under the employment agreement, "cause" is defined as the willful and continued failure to perform the executive's job after written demand is made or the board or the willful engagement in illegal conduct or gross misconduct by the executive. Termination by Mr. Huff for "good reason" is generally defined as:

     - a material reduction in title and/or responsibilities of the executive,

     - certain relocations of the executive, or

     - any material reduction in the executive's benefits.

     All health and medical benefits would also be maintained after termination for a period of three years provided Mr. Huff makes his required contribution.

     Under the Deficit Reduction Act of 1984, certain severance payments that exceed a certain amount could subject both us and Mr. Huff to adverse U.S. federal income tax consequences. Mr. Huff's employment agreement provides that we would be required to pay him a "gross up payment" to insure that he receives the total benefit intended by the employment agreement.

     In addition, in connection with Mr. Raspino joining us in July 2001, we entered into an employment agreement with him with similar terms to our agreement with Mr. Huff, except that the agreement relates to a period of two years and does not require the Company to pay Mr. Raspino a "gross up payment". Mr. Raspino, however, is entitled to a gross-up payment pursuant to his Change of Control Agreement discussed below. In addition to agreements with Messrs. Huff and Raspino, we have entered into employment arrangements with Messrs. Choyce and Danby in connection with their initial employment with the Company. These arrangements generally provide for a severance payment of up to one year in the event of termination of the executive without cause.

     We have entered into a change of control agreement with Messrs. Avery, Burton, Chunn, Choyce, Danby, and Latham. Under these agreements, the executives will be provided with certain benefits if there is both a change of control of Grant Prideco and the executive is subsequently terminated for any reason other than for "cause" or elects to terminate his employment for "good reason" within two years after a change of control. A change of control is defined generally as an acquisition by a person or group of persons of at least 50% of our outstanding common stock. Under these agreements, if there is a change of control of Grant Prideco, we would agree that the executive's base salary would not decrease unless there was a company-wide salary reduction, the executives also would continue to be eligible for an annual bonus under our incentive plan applicable to other key employees and, if we are not the surviving entity in a change of control, the surviving company would be required to issue substantially similar options in replacement of any Grant Prideco options held by the executive. "For cause" will be defined to be the failure by the executive to perform his/her job after written notice from us, engaging in illegal conduct or misconduct, a conviction of a crime involving moral turpitude, a misappropriation of funds, disparagement of us or our management, or other cause determined by our Board of Directors in good faith. "Good reason" will be defined as a material reduction in responsibility or benefits. If, following a change of control, the executive's employment is terminated by us for any reason other than cause or the executive's employment is terminated by him for good reason, he would be entitled to two years base salary plus two years bonus.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This table shows the number and percentage of shares of common stock beneficially owned by our directors, executive officers and other officers as of March 15, 2002. Each person has sole voting and investment power for the shares shown below, unless otherwise noted.

      AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED AS OF MARCH 15, 2002

                                                       NUMBER OF      RIGHT TO        PERCENT OF
NAME                                                  SHARES OWNED   ACQUIRE(1)   OUTSTANDING SHARES
----                                                  ------------   ----------   ------------------
Bernard J. Duroc-Danner.............................     520,412       550,000             *
Curtis W. Huff......................................      63,500       390,000             *
David L. Butters(2).................................     101,250        10,000             *
Eliot M. Fried......................................      40,000            --             *
Sheldon B. Lubar(3).................................     746,969        30,000             *
Robert K. Moses, Jr. ...............................     381,633        10,000             *
Robert A. Rayne(4)..................................         279        20,000             *
Warren S. Avery.....................................          --            --             *
Greg L. Boane.......................................          --            --             *
Curtis D. Burton....................................          --            --             *
Philip A. Choyce....................................          --            --             *
William G. Chunn(5).................................      55,258        69,607             *
Marshall E. Danby...................................       2,000            --             *
Dan M. Latham.......................................          --        69,607             *
Louis A. Raspino....................................       2,000            --             *
John C. Coble.......................................          --            --             *
                                                       ---------     ---------           ---
All officers and directors as a group (16
  persons)..........................................   1,913,301     1,149,214           2.8%
                                                       =========     =========           ===

---------------

 *  Less than 1%.

(1) Shares of common stock that can be acquired through stock options exercisable through May 15, 2002. Excludes options not vested prior to May 15, 2002 and rights under deferred compensation arrangements.

(2) Includes 14,288 shares held by his wife, for which he disclaims beneficial ownership, and 41,160 shares held in trusts for his children for which Mr. Butters is the custodian, having voting and dispositive power. Reportings do not include holdings by Lehman Brothers for which Mr. Butters does not have a beneficial interest.

(3) Includes 292,476 shares held by Mr. Lubar through a general partnership of which he is a general partner. Also includes 292,476 shares held by his wife through the general partnership, over which he has no voting or dispositive power and as to which he disclaims beneficial ownership, and 52,620 shares held in trusts for his grandchildren through the general partnership, of which he is the trustee and has voting and dispositive power.

(4) Excludes 540,000 shares beneficially owned by London Merchant Securities plc, of which Mr. Rayne serves as Executive Director. Mr. Rayne disclaims beneficial ownership of all of these shares.

(5) Includes 16,452 shares held through Mr. Chunn's 401(k) account.

                       STOCK OWNED BY BENEFICIAL HOLDERS

     This table shows information for each person known by us to beneficially own 5% or more of the outstanding shares of Common Stock as of March 15, 2002.

                                                                              PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                NUMBER OF SHARES(1)   OUTSTANDING SHARES
------------------------------------                -------------------   ------------------
Citigroup Inc.(2).................................      15,424,411              14.10%
  399 Park Avenue
  New York, New York 10043
Massachusetts Financial...........................       8,023,892               7.30%
  Services Company
  500 Bay Iston Street
  Boston, Massachusetts 02116
Mellon Financial Corporation(3)...................       6,666,506               6.09%
  One Mellon Center
  Pittsburgh, Pennsylvania 15258

---------------

(1) This information is based on information furnished by each stockholder or contained in filings made with the Securities and Exchange Commission. The person listed has sole voting and dispositive power for its shares of common stock, unless otherwise noted.

(2) Salomon Smith Barney Holdings, Inc. (SSB Holdings), a wholly owned subsidiary of Citicorp, is the beneficial owner of 14,961,246 shares as a result of its ownership of various subsidiaries. SSB Holdings address is 388 Greenwich Street, New York, New York 10013.

(3) Mellon Bank Corporation is the parent company of Mellon Bank, N.A., which serves as trustee for various client's ERISA plans. The shares reported include all shares held of record by Mellon Bank, N.A. as trustee of such plans that have not been allocated to the individual accounts of employee participants in such plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our Common Stock. In contemplation of the spinoff, we entered into several transactions with Weatherford. A majority of our Board of Directors also constitutes a majority of Weatherford's board of directors, and the Chairman of our Board is also the Chairman of the Board of Weatherford.

     Weatherford Note. At the time of the spinoff, we owed Weatherford $494.7 million in intercompany debt. Immediately before the spinoff, we issued Weatherford a $100.0 million note representing a portion of this debt, and Weatherford contributed the remainder of the intercompany debt to us. In December 2000, we repaid all outstanding principal and interest under this note.

     Tax Allocation Agreement. In connections with the spinoff, we entered into a tax allocation agreement with Weatherford allocating certain contingent tax liabilities between us and Weatherford. Under the tax allocation agreement, we generally will make payments to Weatherford such that, with respect to tax returns for any taxable period in which we or any of our subsidiaries are included in the consolidated group or any combined group, the amount of taxes to be paid by us will be determined, subject to adjustments, as if we and each of our subsidiaries included in the consolidated group or combined group filed our own consolidated, combined, or unitary tax return. Weatherford, however, will have the future benefit of any tax losses incurred by us prior, as a part of a consolidated return with Weatherford, to the spinoff date, and we will be required to pay Weatherford an amount of cash equal to any such tax benefit utilized by us or which expires unused by us to the extent those benefits are not utilized by Weatherford. We have agreed with Weatherford that we will not take any action inconsistent with any information, covenant or representation provided to the IRS in connection with obtaining the tax ruling and have further agreed to be liable for any taxes arising from a breach of that agreement. In addition, we have agreed that, during the three-year period following the spinoff, we will not engage in transactions that could adversely affect the tax treatment of the spinoff, unless we obtain a supplemental tax ruling from the IRS or a tax opinion acceptable to Weatherford of nationally recognized tax counsel to the effect that the proposed transaction would not adversely affect the tax treatment of the spinoff. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise as a result of a change of control of Weatherford.

     Transition Services Agreement. In connection with the spinoff, we entered into a transition services agreement with Weatherford pursuant to which Weatherford provided us certain services for a transition period after the spinoff. The fee for these services was cost plus 10%. The transition services provided under this agreement included accounting, tax, treasury services, insurance and risk management, and management information systems. We no longer rely on Weatherford to provide us with any of these services and no payments were made pursuant to this agreement in 2001. During 2000, we made payments to Weatherford pursuant to this agreement of approximately $7.0 million.

     Preferred Supplier Agreement. In connection with the spinoff, we entered into a preferred supplier agreement with Weatherford in which Weatherford agreed for three years to purchase at least 70% of its requirements of drill stem products from us, subject to certain exceptions. In return, we agreed to sell those products at prices not greater than that at which we sell to similarly situated customers, and we provided Weatherford a $30.0 million credit towards the purchase of those products. During 2000 and 2001, Weatherford purchased approximately $1.6 million and $8.8 million respectively, of drill stem products from us.

     David J. Butters is a Managing Director of Lehman Brothers, an investment banking firm. We have utilized Lehman Brothers investment banking services in the past. During 2001, we did not pay Lehman Brothers any compensation for any investment banking services; however, we may consider utilizing such services in the future.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report or incorporated herein by reference:

          1. Our consolidated financial statements are listed on page 51 of this report.

          2. Financial statement schedule included in Part IV of this report:
     Schedule II -- Valuation and Qualifying Accounts. Other schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

          3. Our exhibits are listed below under Item 14(c).

     (b) Reports on Form 8-K

          None.

     (c) Exhibits

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  2.1(b)    --    Distribution Agreement, dated as of March 22, 2000, between
                  Weatherford and Grant
  3.1(b)    --    Restated Certificate of Incorporation of Grant Prideco, Inc.
  3.2(a)    --    Restated Bylaws of Grant Prideco, Inc.
  4.1(g)    --    Amended and Restated Loan and Security Agreement, dated July
                  10, 2000, among Grant Prideco, Inc. and certain of its
                  subsidiaries, the Lenders identified therein and
                  Transamerica Business Credit Corporation, as agent
  4.2(g)    --    Amendment No. 1 to Amended and Restated Loan and Security
                  Agreement;
  4.3(g)    --    Amendment No. 2 to Amended and Restated Loan and Security
                  Agreement;
  4.4(g)    --    Amendment No. 3 to Amended and Restated Loan and Security
                  Agreement;
  4.5(b)    --    Guaranty by Grant Prideco, Inc.'s subsidiaries in favor of
                  Transamerica Business Credit Corporation, as agent
  4.5       --    Amendment No. 4 to Amended and Restated Loan Agreement
  4.6       --    Amendment No. 5 to Amended and Restated Loan Agreement
  4.7(g)    --    Amended and Restated Pledge Agreement, by Grant Prideco,
                  Inc.'s subsidiaries in favor of Transamerica Business Credit
                  Corporation, as agent
  4.8(g)    --    Indenture for 9 5/8% Senior Notes due 2007
  4.9(g)    --    Form of 9 5/8% Senior Notes due 2007 (included as part of
                  Exhibit 4.7)
 10.1       --    See exhibits 2.1 and 4.1 through 4.9 for certain items
                  constituting material contracts.
 10.2(a)    --    Grant Prideco, Inc. 2000 Non-Employee Director Stock Option
                  Plan
 10.3(a)    --    Grant Prideco, Inc. 2000 Employee Stock Option and
                  Restricted Stock Plan
 10.4(a)    --    Grant Prideco, Inc. Executive Deferred Compensation Plan
 10.5(a)    --    Grant Prideco, Inc. Foreign Executive Deferred Compensation
                  Plan
 10.6(a)    --    Grant Prideco, Inc. Deferred Compensation Plan for
                  Non-Employee Directors
 10.7(d)    --    Employment Agreement dated April 14, 2000 with Bernard J.
                  Duroc-Danner
 10.9(f)    --    Employment Agreement dated April 14, 2000 with Louis A.
                  Raspino
 10.10      --    Employment Agreement dated November 9, 2001 with Marshall
                  Danby
 10.11(d)   --    Form of Change of Control Agreement with William Chunn, Dan
                  Latham, Warren Avery and Philip Choyce
 10.12      --    Form of Change of Control Agreement with Louis A. Raspino,
                  Curtis Burton and Marshall Danby
 10.13(e)   --    Preferred Supplier Agreement dated April 14, 2000, between
                  Grant Prideco, Inc. and Weatherford International, Inc.
 10.14(e)   --    Tax Allocation Agreement dated April 14, 2000 between Grant
                  Prideco and Weatherford
 10.15(a)   --    Grant Prideco, Inc. 401(k) Savings Plan
 10.16      --    2001 Stock Option and Restricted Stock Plan
 10.17(a)   --    Investment Agreement, dated as of April 29, 1999, by and
                  between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH &
                  Co KG
 10.18(a)   --    Operating Agreement, dated as of July 23, 1999, by and
                  between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH &
                  Co KG
+10.19(a)   --    Supply Agreement, dated as of July 23, 1999, by and between
                  Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant
                  Prideco, Inc.

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
 10.20(a)   --    Stock Purchase Agreement, dated as of June 19, 1998, by and among Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V.
+10.21(a)   --    Master Technology License Agreement, dated as of June 19,
                  1998, by and between Grant Prideco, Inc. and DST
                  Distributors of Steel Tubes Limited
 10.22(a)   --    Agreement, dated as of November 12, 1998, by and between
                  Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST
                  Distributors of Steel Tubes Limited, Techint Engineering
                  Company, Weatherford, Grand Prideco, Pridecomex Holding,
                  S.A. de C.V. and Grant Prideco, S.A. de C.V.
 10.23(a)   --    Agreement, dated as of December 1, 1998, by and between
                  Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford
                  and Pridecomex Holdings, S.A. de C.V.
 10.24(g)   --    Employment Agreement with Curtis W. Huff
 21.1(g)    --    Subsidiaries of Registrant
 23.1       --    Consent of Arthur Andersen LLP
 23.2       --    Consent of Ernst & Young

---------------

 + Certain portions of these exhibits were intentionally excluded pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(a) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form 10 (file No. 00115423).

(b) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form S-3 (Registration No. 333-35272).

(c) Incorporated by reference to the registrants' Registration Statement on Form S-3 (Registration No. 333-48722).

(d) Incorporated by reference to Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(e) Incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRANT PRIDECO, INC.

                                          By:      /s/ CURTIS W. HUFF
                                            ------------------------------------
                                                      Curtis W. Huff
                                          Chief Executive Officer, President and
                                                         Director

Date: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

                         SIGNATURE                              CAPACITY IN WHICH SIGNED          DATE
                         ---------                              ------------------------          ----

                    /s/ CURTIS W. HUFF                          Chief Executive Officer,     March 26, 2002
  -------------------------------------------------------        President and Director
                      Curtis W. Huff                              (Principal Executive
                                                                        Officer)


                /s/ BERNARD J. DUROC-DANNER                      Chairman of the Board       March 26, 2002
  -------------------------------------------------------
                  Bernard J. Duroc-Danner


                   /s/ LOUIS A. RASPINO                          Vice President, Chief       March 26, 2002
  -------------------------------------------------------        Financial Officer and
                     Louis A. Raspino                             Treasurer (Principal
                                                                   Financial Officer)


                     /s/ GREG L. BOANE                            Corporate Controller       March 26, 2002
  -------------------------------------------------------        (Principal Accounting
                       Greg L. Boane                                    Officer)


                 /s/ ROBERT K. MOSES, JR.                               Director             March 26, 2002
  -------------------------------------------------------
                   Robert K. Moses, Jr.


                    /s/ ROBERT A. RAYNE                                 Director             March 26, 2002
  -------------------------------------------------------
                      Robert A. Rayne


                   /s/ SHELDON B. LUBAR                                 Director             March 26, 2002
  -------------------------------------------------------
                     Sheldon B. Lubar

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP Expatriate Services, Inc..........................
Grant Prideco Holding, LLC...........................
Grant Prideco, L.P. .................................
Star Operating Company...............................
TA Industries, Inc...................................
Texas Arai, Inc. ....................................
Tube-Alloy Capital Corporation.......................
Tube-Alloy Corporation...............................
XL Systems International, Inc. ......................
XL Systems, L.P. ....................................

By: /s/ CURTIS W. HUFF
                -------------------------------------
                Curtis W. Huff
                President

GRANT PRIDECO USA, LLC

By: /s/ DAVE WEIGEL
-----------------------------------------------------
    Dave Weigel
    President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

                         SIGNATURE                              CAPACITY IN WHICH SIGNED          DATE
                         ---------                              ------------------------          ----

                    /s/ CURTIS W. HUFF                          Chief Executive Officer,     March 26, 2002
  -------------------------------------------------------        President and Director
                      Curtis W. Huff*                             (Principal Executive
                                                                        Officer)


                   /s/ LOUIS A. RASPINO                          Vice President, Chief       March 26, 2002
  -------------------------------------------------------        Financial Officer and
                     Louis A. Raspino*                            Treasurer (Principal
                                                                   Financial Officer)


                     /s/ GREG L. BOANE                            Corporate Controller       March 26, 2002
  -------------------------------------------------------        (Principal Accounting
                      Greg L. Boane*                                    Officer)


                   /s/ PHILIP A. CHOYCE                       Vice President and Director    March 26, 2002
  -------------------------------------------------------
                     Philip A. Choyce*


                     /s/ LINDA BUBACZ                            Treasurer and Manager       March 26, 2002
  -------------------------------------------------------
                      Linda Bubacz**


                      /s/ DAVE WEIGEL                          Vice President and Manager    March 26, 2002
  -------------------------------------------------------
                       Dave Weigel**


                      /s/ SAL SEGRETO                            President and Manager       March 26, 2002
  -------------------------------------------------------
                       Sal Segreto**

-  * Signing solely as an officer or director of Grant Prideco USA, LLC.

- ** Signing as an officer or director of each of the registrants, other than Grant Prideco USA, LLC.

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
  2.1(b)    --    Distribution Agreement, dated as of March 22, 2000, between
                  Weatherford and Grant
  3.1(b)    --    Restated Certificate of Incorporation of Grant Prideco, Inc.
  3.2(a)    --    Restated Bylaws of Grant Prideco, Inc.
  4.1(g)    --    Amended and Restated Loan and Security Agreement, dated July
                  10, 2000, among Grant Prideco, Inc. and certain of its
                  subsidiaries, the Lenders identified therein and
                  Transamerica Business Credit Corporation, as agent
  4.2(g)    --    Amendment No. 1 to Amended and Restated Loan and Security
                  Agreement;
  4.3(g)    --    Amendment No. 2 to Amended and Restated Loan and Security
                  Agreement;
  4.4(g)    --    Amendment No. 3 to Amended and Restated Loan and Security
                  Agreement;
  4.5(b)    --    Guaranty by Grant Prideco, Inc.'s subsidiaries in favor of
                  Transamerica Business Credit Corporation, as agent
  4.5       --    Amendment No. 4 to Amended and Restated Loan Agreement
  4.6       --    Amendment No. 5 to Amended and Restated Loan Agreement
  4.7(g)    --    Amended and Restated Pledge Agreement, by Grant Prideco,
                  Inc.'s subsidiaries in favor of Transamerica Business Credit
                  Corporation, as agent
  4.8(g)    --    Indenture for 9 5/8% Senior Notes due 2007
  4.9(g)    --    Form of 9 5/8% Senior Notes due 2007 (included as part of
                  Exhibit 4.7)
 10.1       --    See exhibits 2.1 and 4.1 through 4.9 for certain items
                  constituting material contracts.
 10.2(a)    --    Grant Prideco, Inc. 2000 Non-Employee Director Stock Option
                  Plan
 10.3(a)    --    Grant Prideco, Inc. 2000 Employee Stock Option and
                  Restricted Stock Plan
 10.4(a)    --    Grant Prideco, Inc. Executive Deferred Compensation Plan
 10.5(a)    --    Grant Prideco, Inc. Foreign Executive Deferred Compensation
                  Plan
 10.6(a)    --    Grant Prideco, Inc. Deferred Compensation Plan for
                  Non-Employee Directors
 10.7(d)    --    Employment Agreement dated April 14, 2000 with Bernard J.
                  Duroc-Danner
 10.9(f)    --    Employment Agreement dated April 14, 2000 with Louis A.
                  Raspino
 10.10      --    Employment Agreement dated November 9, 2001 with Marshall
                  Danby
 10.11(d)   --    Form of Change of Control Agreement with William Chunn, Dan
                  Latham, Warren Avery and Philip Choyce
 10.12      --    Form of Change of Control Agreement with Louis A. Raspino,
                  Curtis Burton and Marshall Danby
 10.13(e)   --    Preferred Supplier Agreement dated April 14, 2000, between
                  Grant Prideco, Inc. and Weatherford International, Inc.
 10.14(e)   --    Tax Allocation Agreement dated April 14, 2000 between Grant
                  Prideco and Weatherford
 10.15(a)   --    Grant Prideco, Inc. 401(k) Savings Plan
 10.16      --    2001 Stock Option and Restricted Stock Plan
 10.17(a)   --    Investment Agreement, dated as of April 29, 1999, by and
                  between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH &
                  Co KG
 10.18(a)   --    Operating Agreement, dated as of July 23, 1999, by and
                  between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH &
                  Co KG
+10.19(a)   --    Supply Agreement, dated as of July 23, 1999, by and between
                  Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant
                  Prideco, Inc.
 10.20(a)   --    Stock Purchase Agreement, dated as of June 19, 1998, by and among Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de Acero de Mexico S.A. and Tamsider S.A. de C.V.

 EXHIBIT
 NUMBER                                   DESCRIPTION
 -------                                  -----------
+10.21(a)   --    Master Technology License Agreement, dated as of June 19,
                  1998, by and between Grant Prideco, Inc. and DST
                  Distributors of Steel Tubes Limited
 10.22(a)   --    Agreement, dated as of November 12, 1998, by and between
                  Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST
                  Distributors of Steel Tubes Limited, Techint Engineering
                  Company, Weatherford, Grand Prideco, Pridecomex Holding,
                  S.A. de C.V. and Grant Prideco, S.A. de C.V.
 10.23(a)   --    Agreement, dated as of December 1, 1998, by and between
                  Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford
                  and Pridecomex Holdings, S.A. de C.V.
 10.24(g)   --    Employment Agreement with Curtis W. Huff
 21.1(g)    --    Subsidiaries of Registrant
 23.1       --    Consent of Arthur Andersen LLP
 23.2       --    Consent of Ernst & Young

---------------

 + Certain portions of these exhibits were intentionally excluded pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

(a) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form 10 (file No. 00115423).

(b) Incorporated by reference to Grant Prideco, Inc.'s Registration Statement on Form S-3 (Registration No. 333-35272).

(c) Incorporated by reference to the registrants' Registration Statement on Form S-3 (Registration No. 333-48722).

(d) Incorporated by reference to Grant Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(e) Incorporated by reference from Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2000.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 2001.

(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                                                     SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                ADDITIONS
                                                    ----------------------------------
                                   BALANCE AT       CHARGES TO COST   CHARGED TO OTHER                BALANCE AT END
DESCRIPTION                     BEGINNING OF YEAR    AND EXPENSES         ACCOUNTS       DEDUCTIONS      OF YEAR
-----------                     -----------------   ---------------   ----------------   ----------   --------------
                                                                   (IN THOUSANDS)
1999:
Allowance for Uncollectible
  Accounts....................       $ 2,184            $   134            $   --         $    --        $ 2,318
                                     =======            =======            ======         =======        =======
Inventory Reserves............       $13,764            $ 1,617            $  670         $ 4,528        $11,523
                                     =======            =======            ======         =======        =======
2000:
Allowance for Uncollectible
  Accounts....................       $ 2,318            $   304            $   50         $   775        $ 1,897
                                     =======            =======            ======         =======        =======
Inventory Reserves............       $11,523            $11,123            $1,209         $14,797        $ 9,058
                                     =======            =======            ======         =======        =======
2001:
Allowance for Uncollectible
  Accounts....................       $ 1,897            $   901            $  105         $ 1,496        $ 1,407
                                     =======            =======            ======         =======        =======
Inventory Reserves............       $ 9,058            $ 8,169            $   --         $ 7,906        $ 9,321
                                     =======            =======            ======         =======        =======