Form 10-Q
period 2002-09-30
XL SYSTEMS LP; XL SYSTEMS INTERNATIONAL INC; TUBE ALLOY CORP; TUBE ALLOY CAPITAL CORP; TEXAS ARAI INC; TA INDUSTRIES INC; STAR OPERATING CO; GRANT PRIDECO USA LLC; GRANT PRIDECO LP; GRANT PRIDECO HOLDING LLC
filed 2002-11-15
CIK 1127137, 1127136, 1127135, 1127134, 1127133, 1127132, 1127128, 1127091, 1127127, 1127124

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                        COMMISSION FILE NUMBER 001-15423


                               GRANT PRIDECO, INC.
               (SEE TABLE OF ADDITIONAL REGISTRANTS ON NEXT PAGE)
             (Exact name of Registrant as specified in its Charter)


                 DELAWARE                                 76-0312499
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


            1330 POST OAK BLVD.
                SUITE 2700
              HOUSTON, TEXAS                                 77056
 (Address of principal executive offices)                  (Zip Code)


                                 (832) 681-8000
               (Registrant's telephone number, include area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicated by check mark whether the issuer is an accelerated filer (as defined in Rule 12b-3 of the Exchange Act Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             TITLE OF CLASS                  OUTSTANDING AT NOVEMBER 11, 2002
----------------------------------------     --------------------------------
     Common Stock, par value $0.01                      111,253,466

================================================================================

                           TABLE OF ADDITIONAL REGISTRANTS

                                               JURISDICTION OF
              NAME**                              FORMATION      EMPLOYER ID
------------------------------------------    ---------------- -------------
GP Expatriate Services, Inc...............       Delaware        76-0632330
Grant Prideco Holding, LLC................       Delaware        76-0635560
Grant Prideco, LP.........................       Delaware        76-0635557
Grant Prideco USA, LLC....................       Delaware        51-0397748
Star Operating Company....................       Delaware        76-0655528
TA Industries, Inc........................       Delaware        76-0497435
Texas Arai, Inc...........................       Delaware        74-2150314
Tube-Alloy Capital Corporation............         Texas         76-0012315
Tube-Alloy Corporation....................       Louisiana       72-0714357
XL Systems International, Inc.............       Delaware        76-0602808
XL Systems, LP............................         Texas         76-0324868

----------

** Except for Grant Prideco USA, LLC, the address, telephone number and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address, telephone number and zip code for Grant Prideco USA, LLC is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

     Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (the "Senior Notes"). No separate financial statements for the additional Registrants have been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2)
Note 15 to the Company's accompanying unaudited financial statements includes unaudited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the Senior Notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRANT PRIDECO, INC.

                           CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE AMOUNT)

                                                                                    DECEMBER 31,  SEPTEMBER 30,
                                                                                        2001           2002
                                                                                    ------------  -------------
                                                                                                   (UNAUDITED)
                                                       ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents ....................................................     $  10,384      $  16,083
  Restricted Cash ..............................................................         5,383          5,555
  Accounts Receivable, Net of Allowance for Uncollectible Accounts of $1,407 and
    $2,501 at December 31, 2001 and September 30, 2002, respectively ...........       148,223        125,638
  Inventories ..................................................................       198,814        178,604
  Current Deferred Tax Asset ...................................................        16,275         15,444
  Other Current Assets .........................................................        13,284         16,390
                                                                                     ---------      ---------
                                                                                       392,363        357,714
PROPERTY, PLANT AND EQUIPMENT, AT COST:
  Machinery and Equipment ......................................................       249,023        268,016
  Land, Buildings and Other Property ...........................................       110,072        122,225
                                                                                     ---------      ---------
                                                                                       359,095        390,241
         Less: Accumulated Depreciation ........................................       134,588        149,181
                                                                                     ---------      ---------
                                                                                       224,507        241,060
GOODWILL, NET ..................................................................       231,521        245,464
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES ........................        55,289         47,287
DEFERRED TAX ASSET .............................................................           108            487
INTANGIBLE ASSETS, NET .........................................................         3,473          2,889
OTHER ASSETS ...................................................................         8,337          7,709
                                                                                     ---------      ---------
                                                                                     $ 915,598      $ 902,610
                                                                                     =========      =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion of Long-Term Debt ..................     $  61,154      $   9,356
  Accounts Payable .............................................................        62,689         45,307
  Current Deferred Tax Liability ...............................................         5,051          6,470
  Accrued Labor and Benefits ...................................................        15,927         20,254
  Other Accrued Liabilities ....................................................        41,360         58,712
                                                                                     ---------      ---------
                                                                                       186,181        140,099
LONG-TERM DEBT .................................................................       205,024        201,398
DEFERRED INCOME TAXES ..........................................................        40,948         37,836
MINORITY INTEREST ..............................................................         1,615          9,388
OTHER LONG-TERM LIABILITIES ....................................................        12,863         11,628
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common Stock, $0.01 Par Value ................................................         1,093          1,111
  Capital in Excess of Par Value ...............................................       361,699        385,496
  Treasury Stock, at Cost ......................................................        (2,551)        (3,983)
  Retained Earnings ............................................................       125,199        138,583
  Deferred Compensation Obligation .............................................         6,078          7,380
  Accumulated Other Comprehensive Loss .........................................       (22,551)       (26,326)
                                                                                     ---------      ---------
                                                                                       468,967        502,261
                                                                                     ---------      ---------
                                                                                     $ 915,598      $ 902,610
                                                                                     =========      =========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ------------------------      ------------------------
                                                                      2001           2002           2001           2002
                                                                   ---------      ---------      ---------      ---------
REVENUES .....................................................     $ 198,989      $ 162,237      $ 548,549      $ 482,889
                                                                   ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Cost of Sales ..............................................       145,833        130,644        429,128        376,709
  Selling, General and Administrative Attributable to Segments        12,799         14,411         37,676         41,857
  Corporate General and Administrative .......................         5,765          7,885         16,306         20,740
  Equity Income in Unconsolidated Affiliates .................        (1,394)        (1,273)        (6,226)        (4,913)
  Other Charges ..............................................         1,475             --         33,755          7,045
                                                                   ---------      ---------      ---------      ---------
                                                                     164,478        151,667        510,639        441,438
                                                                   ---------      ---------      ---------      ---------
OPERATING INCOME .............................................        34,511         10,570         37,910         41,451
                                                                   ---------      ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest Expense ...........................................        (6,902)        (5,795)       (20,795)       (18,053)
  Other, Net .................................................          (398)          (462)        (1,122)          (688)
                                                                   ---------      ---------      ---------      ---------
                                                                      (7,300)        (6,257)       (21,917)       (18,741)
                                                                   ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES ...................................        27,211          4,313         15,993         22,710
INCOME TAX PROVISION .........................................        (9,524)        (1,337)        (5,485)        (7,040)
                                                                   ---------      ---------      ---------      ---------
NET INCOME BEFORE MINORITY INTEREST ..........................        17,687          2,976         10,508         15,670
MINORITY INTEREST ............................................          (353)        (1,031)          (994)        (2,286)
                                                                   ---------      ---------      ---------      ---------
NET INCOME ...................................................     $  17,334      $   1,945      $   9,514      $  13,384
                                                                   =========      =========      =========      =========
NET INCOME PER SHARE:
  Basic ......................................................     $    0.16      $    0.02      $    0.09      $    0.12
                                                                   =========      =========      =========      =========
  Diluted ....................................................     $    0.16      $    0.02      $    0.09      $    0.12
                                                                   =========      =========      =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ......................................................       109,738        111,620        109,435        110,974
                                                                   =========      =========      =========      =========
  Diluted ....................................................       110,531        112,685        110,685        112,420
                                                                   =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        2001           2002
                                                                      --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ....................................................     $  9,514      $  13,384
  Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
     Depreciation and Amortization ..............................       22,836         22,924
     Goodwill Amortization ......................................        4,727             --
     Deferred Income Tax ........................................        1,469            (68)
     Equity Income in Unconsolidated Affiliates, Net of Dividends        5,411         11,175
     Non-Cash Portion of Other Charges ..........................       30,248          2,580
     Changes in Operating Assets and Liabilities, Net of
       Effect of Businesses Acquired:
          Accounts Receivable, Net ..............................      (39,103)        34,493
          Inventories ...........................................      (25,109)        30,150
          Other Current Assets ..................................       (4,267)
                                                                                        5,296
          Other Assets ..........................................          522            473
          Accounts Payable ......................................       (4,829)       (17,946)
          Other Accrued Liabilities .............................        9,021          7,801
          Customer Advances .....................................         (189)          (635)
          Other, Net ............................................       (1,319)        (1,715)
                                                                      --------      ---------
            Net Cash Provided by Operating Activities ...........        8,932        107,912
                                                                      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired ..............       (1,000)
                                                                                       (3,527)
  Investments in and Advances to Unconsolidated Affiliates ......           --         (2,429)
  Capital Expenditures for Property, Plant and Equipment ........      (26,329)       (34,459)
                                                                      --------      ---------
            Net Cash Used by Investing Activities ...............      (27,329)       (40,415)
                                                                      --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (Repayments) on Credit Facility ....................       42,490        (54,423)
  Repayments on Debt, Net .......................................      (16,847)        (6,740)
  Proceeds from Stock Option Exercises ..........................          565          1,164
  Purchases of Treasury Stock ...................................       (1,222)        (1,799)
                                                                      --------      ---------
            Net Cash Provided (Used) by Financing Activities ....       24,986        (61,798)
                                                                      --------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................        6,589          5,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................        8,315         10,384
                                                                      --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $ 14,904      $  16,083
                                                                      ========      =========

   The accompanying notes are an integral part of these financial statements.

                               GRANT PRIDECO, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. GENERAL

  Basis of Presentation

     The accompanying consolidated financial statements of Grant Prideco, Inc. (the Company or Grant Prideco) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required by generally accepted accounting principles for complete financial statements. All significant transactions among Grant Prideco and its consolidated subsidiaries have been eliminated. The interim financial statements have not been audited. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the entire year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     The Annual Report on Form 10-K for the year ended 2001 includes disclosures related to significant accounting policies including revenue recognition, account receivables valuation, inventory valuation, business combinations, impairment of long-lived assets and estimates related to contingent liabilities and future claims. Subsequent to December 31, 2001, the Company has added an additional critical accounting policy related to impairment testing for goodwill and intangible assets.

     Goodwill and intangible assets that have indefinite useful lives are subject to annual impairment tests. Goodwill will be tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company's reporting units with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values.

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2002 classifications and are of a normal recurring nature. These reclassifications have no impact on net income.

2. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                              ---------------------      ---------------------
                                                                                2001          2002         2001         2002
                                                                              --------      -------      -------      --------
                                                                                                (IN THOUSANDS)
Net Income ..............................................................     $ 17,334      $ 1,945      $ 9,514      $ 13,384
Foreign Currency Translation Adjustments, net of tax of ($2,904), ($899),
   ($1,473) and ($1,623) ................................................       (5,394)      (2,000)      (2,859)       (3,611)
 Change in Derivatives, net of tax of $856, $4, ($21) and ($74) .........        1,589            8          (40)         (164)
Unrealized (Gain) Loss on Marketable Securities, net of tax of ($121) and
   ($106) ...............................................................         (224)          --         (205)           --
                                                                              --------      -------      -------      --------
     Total Comprehensive Income (Loss) ..................................     $ 13,305      $   (47)     $ 6,410      $  9,609
                                                                              ========      =======      =======      ========

3. INVENTORIES

     Inventories by category are as follows:

                                                    DECEMBER 31,      SEPTEMBER 30,
                                                        2001              2002
                                                    ------------      -------------
                                                           (IN THOUSANDS)
Raw materials, components and supplies .....          $130,166          $117,294
Work in process ............................            24,038            19,178
Finished goods .............................            44,610            42,132
                                                      --------          --------
                                                      $198,814          $178,604
                                                      ========          ========

4. OTHER CHARGES

   2000 Charges

     The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in the fourth quarter of 2000 relating primarily to inventory write-offs and other asset impairments and reductions. Of this amount, $7.9 million related to accrued liabilities. The accrued liability balances as of September 30, 2002 are summarized below:

                                         DRILLING      PREMIUM         MARINE
                                         PRODUCTS    CONNECTIONS      PRODUCTS                             LIABILITY
                                            AND      AND TUBULAR         AND        TOTAL        CASH       BALANCE
                                         SERVICES     PRODUCTS        SERVICES     CHARGES     PAYMENTS     9/30/02
                                         --------     --------        --------     -------     --------     -------
                                                                        (IN THOUSANDS)
Litigation Accrual................      $     --        $ --         $  2,500     $   2,500    $    647     $   1,853
Contingent Liability Accrual......          4,650         --              --          4,650         --          4,650
Other Accrued Liabilities.........            594         115             --            709         709           --
                                        ---------       -----        --------     ---------     -------      --------
  Total...........................      $   5,244       $ 115        $  2,500     $   7,859     $ 1,356      $  6,503
                                        =========       =====        ========     =========     =======      ========

    The remaining accrued liabilities are expected to be paid during the next 12 months, except for the open litigation issue, which is under appeal.

  2001 Other Charges

     During 2001, the Company incurred approximately $44.8 million of pre-tax charges, $29.1 million net of tax. These charges included $11.1 million, $7.2 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as costs of sales, $17.7 million, $11.5 million net of tax, pertaining to the write-off of assets related to the Company's manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, severance and related expenses of $14.5 million, $9.4 million net of tax, and a fixed asset impairment of $1.5 million, $1.0 million net of tax, related to the decision to discontinue the manufacturing of industrial flanges. These charges are summarized in the following chart:

                                  DRILLING      PREMIUM          MARINE
                                  PRODUCTS    CONNECTIONS       PRODUCTS
                                    AND       AND TUBULAR          AND
                                  SERVICES     PRODUCTS         SERVICES     OTHER      CORPORATE        TOTAL
                                  --------     --------         --------     -----      ---------        -----
                                                                (IN THOUSANDS)
OCTL Write-Off(a).............   $  17,727       $ --          $   --      $    --      $    --      $  17,727
Inventory Write-Off(b)........       3,657         --            1,692        1,125          --          6,474
Fixed Asset Impairment(c).....       1,475         --              --           --           --          1,475
Write-Off of Capitalized
Manufacturing Variances(d)....       1,024         509             272        2,767          --          4,572
Severance(e)..................         108         --              205           75       14,165        14,553
                                 ---------       -----         -------     --------     --------     ---------
    Total.....................   $  23,991       $ 509         $ 2,169     $  3,967     $ 14,165     $  44,801
                                 =========       =====         =======     ========     ========     =========

(a) In connection with the Company's operational review conducted in 2001, the Company reassessed the viability of restructuring its relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, the Company wrote-off the remaining $17.7 million of unpaid receivables and advances owed to it by OCTL.

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

(e) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with the Company's restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and the Company's severance policy, all of which were paid in 2001.

 2002 Charges

    Results for the nine months ended September 30, 2002 included $7.0 million of pre-tax charges, $4.9 million net of tax, which were incurred during the second quarter of 2002. These charges included $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses and are summarized in the following chart (in thousands):

                                                       DRILLING      PREMIUM
                                                       PRODUCTS    CONNECTIONS
                                                          AND      AND TUBULAR
                                                       SERVICES     PRODUCTS        CORPORATE       TOTAL
                                                      ---------    -----------      ---------     ---------
Fixed Asset Write-Downs(a).......................     $   2,360     $     220       $     --      $   2,580
Severance(b).....................................           --            --            4,465         4,465
                                                      ---------     ---------       ---------     ---------
    Total........................................     $   2,360     $     220       $   4,465     $   7,045
                                                      =========     =========       =========     =========

----------

(a) The fixed asset write-downs relate to idle assets taken out of service pursuant to the Company's ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of in the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

5.   NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect was antidilutive. The effect of stock options was not included in the diluted computation for periods in which a loss occurs because to do so would have been antidilutive. The computation of diluted earnings per share for the three and nine months ended September 30, 2001 did not include options to purchase 6.2 million and 4.8 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period. The computation of diluted earnings per share for the three and nine months ended September 30, 2002 did not include options to purchase 5.9 million and 4.9 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock for the applicable period.

6.   CREDIT FACILITY

     In April 2000, the Company entered into a revolving credit facility with a syndicate of U.S. banks (the "Credit Facility"), through April 14, 2003, with automatic one-year renewals thereafter, unless either party terminates the agreement. Originally, the committed amount was $100 million. In February 2002, the Company increased this committed amount to $135 million. The Credit Facility is secured by the Company's U.S. and Canadian inventories, equipment and receivables and is guaranteed by Grant Prideco's domestic subsidiaries. The Company is required to comply with various affirmative and negative covenants which limit its ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and other related items. The Company is also subject to financial covenants which require it to maintain a certain tangible net worth and fixed charge coverage ratio. As of September 30, 2002, the Company was in compliance with the various covenants under the Credit Facility agreement. As of September 30, 2002, the Company had no outstanding borrowings under the Credit Facility and $3.9 million had been used to support outstanding letters of credit, resulting in unused borrowing capacity of $131.1 million.

     Additionally, at September 30, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $1.6 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

7.   FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.3 million pre-tax being recognized as a loss in "Accumulated Other Comprehensive Loss" in the accompanying Consolidated Balance Sheets.

     The Company uses foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes. The Company does not have any off-balance sheet hedging or financing arrangements or contracts, other than operating leases which primarily relate to office space and equipment.

   CASH FLOW HEDGES

     As of September 30, 2002, all of the Company's cash flow hedges had expired.

     During the first quarter of 2001, the Company recognized losses of $0.6 million in "Other, Net" in the accompanying Consolidated Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to anticipated Euro-denominated purchases of inventory.

     The following table summarizes activity in other comprehensive income
(loss) related to derivatives that were classified as cash flow hedges held by the Company (in thousands):

                                                                                       NINE MONTHS      NINE MONTHS
                                                                                          ENDED            ENDED
                                                                                      SEPTEMBER 30,     SEPTEMBER 30,
                                                                                          2001             2002
                                                                                    ---------------     ----------
Balance as of January 1, net of tax of $122 and $74.............................         $216             $   164
Net deferred loss reclassified into earnings from other
  comprehensive income (loss), net of tax of ($251) and ($76)...................         (775)               (168)
Change in fair value of derivatives, net of tax of $1,046 and $2................          599                   4
                                                                                        ------            --------
Accumulated other comprehensive (income) loss, net of tax of $917 and ($4)......         $ 40             $    --
                                                                                        ======            ========

   FAIR VALUE HEDGES

     The Company had two forward contracts in place to purchase a total of 2.9 million Euros for a notional amount of $2.9 million at December 31, 2001. In January 2002, one of the forward contracts expired, and the remaining forward contract related to the 3 1/2 year Voest-Alpine debt was cancelled. There was no material impact on income as a result of these transactions.

8.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Goodwill amortization was $6.4 million in 2001. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the three and nine months ended September 30, 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands, except per share amounts):

                                          THREE MONTHS ENDED SEPTEMBER 30, 2001            NINE MONTHS ENDED SEPTEMBER 30, 2001
                                         ----------------------------------------         --------------------------------------
                                         NET INCOME     BASIC EPS     DILUTED EPS         NET INCOME   BASIC EPS     DILUTED EPS
                                         ----------     ---------     -----------         ----------   ---------     -----------
Reported results.......................  $   17,334     $    0.16      $     0.16         $    9,514   $    0.09      $     0.09
Goodwill amortization..................       1,571          0.01            0.01              4,727        0.04            0.04
                                         ----------     ---------     -----------         ----------   ---------      ----------
Adjusted results.......................  $   18,905     $    0.17      $     0.17         $   14,241   $    0.13      $     0.13
                                         ==========     =========     ===========         ==========   =========      ==========

     Intangible assets of $5.8 million, including accumulated amortization of $2.9 million, as of September 30, 2002 are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of covenants-not-to-compete, technology licenses and patents that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. Amortization expense for the three and nine months ended September 30, 2002 was $0.1 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2001 was $0.3 million and $0.8 million, respectively. Amortization expense for the full year 2002 is estimated to be approximately $0.8 million. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2003 through 2006 is expected to be approximately $0.6 million, $0.5 million, $0.3 million and $0.2 million, respectively.

     SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The first step of the test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeded the fair value of a reporting unit, the Company is required to complete the second step of the transitional goodwill impairment test for this reporting unit by December 31, 2002. The Company's reporting units are as follows: 1) Drilling Products and Services, 2) Premium Connections and Tubular Products (excluding Texas Arai and Tube-Alloy(TM)), 3) Texas Arai, 4) Tube-Alloy(TM) 5) Marine Products and Services and 6) Industrial.

     Completion of the first step of the test indicated the carrying value of the Industrial reporting unit exceeded its fair value and the Company will be required to perform the second step of the impairment test for this reporting unit by December 31, 2002. The total amount of goodwill related to the Industrial reporting unit is approximately $11 million. The fair value of the Industrial reporting unit was determined using a combination of discounted cash flow projections and comparable company market value multiples. The circumstances leading to the goodwill impairment in the Industrial reporting unit are overall weak market conditions in the telecommunications industry which have contributed to declining revenues and profitability and a reduction in the estimated future expected performance of this reporting unit, which manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation and water well drilling.

     The second step of the test will be based on a comparison of the implied fair value of the Industrial reporting unit's goodwill to its carrying value to measure the amount of impairment. Once the impairment charge is determined, it will be treated as a non-cash charge and will be recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations. SFAS No. 142 requires goodwill to be tested annually and also on an interim basis if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company has elected to perform its annual tests for potential goodwill impairment as of October 1st of each year. Subsequent impairment losses, if any, will be reflected in income from continuing operations. The carrying amount of goodwill by reporting unit is as follows:

                                                   PREMIUM                                   MARINE
                                    DRILLING     CONNECTIONS                                PRODUCTS
                                    PRODUCTS     AND TUBULAR      TEXAS         TUBE-          AND
                                  AND SERVICES     PRODUCTS        ARAI        ALLOY(TM)     SERVICES      INDUSTRIAL       TOTAL
                                  ------------   -----------      -------      ---------    ---------       -------       ---------
                                                                           (IN THOUSANDS)
Balance, December 31, 2001 .       $ 114,485        $46,010       $17,612       $28,442       $14,130       $10,842       $ 231,521
Acquisitions ...............          14,203            588            --            --         2,786            --          17,577
Translation and other
  adjustments ..............          (3,987)            --            --            --           353            --          (3,634)
                                   ---------        -------       -------       -------       -------       -------       ---------
Balance, September 30, 2002        $ 124,701        $46,598       $17,612       $28,442       $17,269       $10,842       $ 245,464
                                   =========        =======       =======       =======       =======       =======       =========

9.   RESTRICTED CASH

     At September 30 2002, the Company had $5.6 million of restricted cash related to its 54% interest in H-Tech that is subject to dividend and distribution restrictions.

10.  SEGMENT INFORMATION

   BUSINESS SEGMENTS

     The Company operates primarily through three business segments: drilling products and services, premium connections and tubular products, and marine products and services. The Company's drilling products and services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe and accessories. The Company's premium connections and tubular products segment designs, manufactures and sells a complete line of premium connections and associated premium tubular products and accessories. The Company's marine products and services segment manufactures and sells a variety of products used in subsea construction and installations. In addition to the products and services provided through the three primary segments, the Company also manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation, construction and water well drilling. The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps, which are classified in "other".

                                                                      PREMIUM      MARINE
                                                     DRILLING       CONNECTIONS   PRODUCTS
                                                     PRODUCTS       AND TUBULAR      AND
THREE MONTHS ENDED:                                AND SERVICES      PRODUCTS      SERVICES     OTHER      CORPORATE       TOTAL
                                                   ------------     -----------   ---------   ---------    ---------    -----------
                                                                                   (IN THOUSANDS)
 SEPTEMBER 30, 2001
   Revenues from unaffiliated customers........     $  106,056      $   70,922    $  13,836   $   8,175    $     --     $   198,989
   Operating income (loss).....................         26,068          13,185        2,024      (1,001)      (5,765)        34,511

 SEPTEMBER 30, 2002
   Revenues from unaffiliated customers........     $   77,362      $   58,680    $  19,086   $   7,109    $     --     $   162,237
   Operating income (loss).....................         15,732           2,386          949        (612)      (7,885)        10,570


                                                                     PREMIUM      MARINE
                                                     DRILLING      CONNECTIONS   PRODUCTS
                                                     PRODUCTS      AND TUBULAR      AND
NINE MONTHS ENDED:                                 AND SERVICES      PRODUCTS     SERVICES     OTHER       CORPORATE       TOTAL
                                                   ------------     -----------   ---------   --------     ---------    -----------
                                                                                   (IN THOUSANDS)
 SEPTEMBER 30, 2001
   Revenues from unaffiliated customers........     $  268,286      $  216,160    $  30,898   $  33,205    $     --     $   548,549
   Operating income (loss).....................         35,748          40,868       (1,148)     (7,087)     (30,471)        37,910

 SEPTEMBER 30, 2002
   Revenues from unaffiliated customers........     $  244,752      $  169,940    $  47,086   $  21,111    $     --     $   482,889
   Operating income (loss).....................         57,982          11,703          323      (3,352)     (25,205)        41,451

11.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 had no impact on the Company's consolidated results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". This statement retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale and it expands the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted SFAS No. 144. The adoption of SFAS No. 144 had no material impact on the Company's consolidated results of operations and financial position.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS No. 145 also amends SFAS No. 13 with respect to sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, and the adoption had no impact on the Company's consolidated results of operations and financial position.

     On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. At this time, the Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations and financial position.

12.  ACQUISITIONS

     On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.6 million. Grey-Mak's results of operations will be included in the Company's Premium Connections and Tubular Products segment.

     On March 26, 2002, the Company acquired an additional 48.5% interest in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company's consolidated financial statements included the accounts of JSG. Previously recorded goodwill of $2.9 million related to the Company's initial 21.5% investment has been reclassified from "Investments in and Advances to Unconsolidated Affiliates" to "Goodwill" in the Consolidated Balance Sheets.

     The Company also has entered into a joint venture with Tianjin Pipe Company
(TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million in 2002 for machinery and equipment representing the Company's contribution to the joint venture. As of September 30, 2002, the Company had invested approximately $2.5 million into this joint venture.

     On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. The Company has the right to acquire the remaining 35% of Rotator two years following its purchase, with the price being based on Rotator's results of operations during this two-year period. The Company issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million for the initial 65% interest. Goodwill recognized in the acquisition of Rotator was approximately $2.7 million. The terms of the agreement also provided a guarantee by the Company to the selling shareholders that they would receive 41,500,000 NOK upon their disposition of the Grant Prideco common stock. Any price deficiency would be paid in cash by the Company to the selling shareholders, and any price excess would be applied towards the purchase price to be paid by the Company for the additional 35% interest. In July 2002, the selling shareholders sold the Grant Prideco common stock at a price deficiency upon disposition and the Company was required to make a cash payment of $0.9 million.

     On November 6, 2001, the Company acquired a license to Plexus International's patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells. The Company also acquired the assets and customer base for the associated wellhead rental business. The purchase price was $2 million in cash and the Company has agreed to fund an additional $4 million in working capital to support the POS-GRIP(TM) technology and the wellhead rental business. Additional consideration will be paid no later than April 2003 on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002, not to exceed $5.5 million.

     The acquisitions discussed above were accounted for using the purchase method of accounting, and the purchase prices were allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The purchase price allocations are based upon the best estimates using information currently available and is subject to changes when final asset and liability valuations are obtained. The results of operations of all acquisitions are included in the Consolidated Statements of Operations from their respective dates of acquisition. The 2002 acquisitions were not material to the Company individually or in the aggregate. Therefore, pro forma information is not presented. See Note 13 for supplemental cash flow information concerning acquisitions.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following table summarizes investing activities relating to acquisitions (in thousands):

                                                                     NINE MONTHS
                                                                         ENDED
                                                                   SEPTEMBER 30, 2002
                                                                   ------------------
Fair value of assets, net of cash acquired ...............             $ 28,065
Goodwill .................................................               14,710
Total liabilities ........................................              (18,336)
Grant Prideco common stock issued ........................              (20,912)
                                                                       --------
    Net cash paid ........................................             $  3,527
                                                                       ========

14.  SUBSEQUENT EVENT

     On October 25, 2002, the Company signed a definitive agreement to acquire Reed-Hycalog from Schlumberger. Reed-Hycalog, based principally in Houston, Texas, is a global leader in drill bit technology, manufacturing, sales and service to the worldwide oil and gas industry. Under the terms of the agreement, consideration will include $255 million cash, approximately 9.7 million shares of Grant Prideco common stock, and the assumption of approximately $5 million of non-current liabilities. The total value of the transaction is approximately $350 million. In addition to the approximately $90 million in Grant Prideco stock included in the purchase price, financing for this transaction (and for Grant Prideco's general corporate purposes) is expected to be provided through a new credit facility of approximately $240 million (replacing the Company's existing Credit Facility) and other public or private placements of debt securities of up to $175 million. The transaction is expected to be completed before year-end and is subject to regulatory approvals.

15.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following unaudited condensed consolidating balance sheet as of September 30, 2002, condensed consolidating statements of operations for the three and nine months ended September 30, 2001 and 2002 and condensed consolidating statements of cash flows for the nine months ended September 30, 2001 and 2002 are provided for the Company's domestic subsidiaries that are guarantors of the Company's $200 million principal amount of the 9 5/8% Senior Notes due 2007.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                         PARENT       GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                        --------      ----------       ----------      ------------     ------------
                     ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents .....................       $     --       $   3,595        $  12,488        $      --        $  16,083
  Restricted Cash ...............................             --              --            5,555               --            5,555
  Accounts Receivable, Net ......................             --          83,868           41,770               --          125,638
  Inventories ...................................             --         144,213           34,391               --          178,604
  Current Deferred Tax Asset ....................             --          14,894              550               --           15,444
  Other Current Assets ..........................             --           7,458            8,932               --           16,390
                                                        --------       ---------        ---------        ---------        ---------
                                                              --         254,028          103,686               --          357,714
                                                        --------       ---------        ---------        ---------        ---------
PROPERTY, PLANT AND EQUIPMENT ...................             --         280,841          109,400               --          390,241
  Less: Accumulated Depreciation ................             --        (119,226)         (29,955)              --         (149,181)
                                                        --------       ---------        ---------        ---------        ---------
                                                              --         161,615           79,445               --          241,060
                                                        --------       ---------        ---------        ---------        ---------
GOODWILL, NET ...................................             --         146,352           99,112               --          245,464
INVESTMENT IN AND ADVANCES TO SUBSIDIARIES ......         47,287              --               --               --           47,287
INVESTMENT IN UNCONSOLIDATED AFFILIATES .........        672,860              --               --         (672,860)              --
INTANGIBLE ASSETS, NET ..........................             --           1,400            1,489               --            2,889
OTHER ASSETS ....................................          4,958           2,670              568               --            8,196
                                                        --------       ---------        ---------        ---------        ---------
                                                        $725,105       $ 566,065        $ 284,300        $(672,860)       $ 902,610
                                                        ========       =========        =========        =========        =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-Term Borrowings and Current Portion
    of Long-Term Debt ...........................       $     --       $   1,305        $   8,051        $      --        $   9,356
  Accounts Payable ..............................             --          44,397              910               --           45,307
  Current Deferred Tax Liability ................             --              --            6,470               --            6,470
  Other Accrued Liabilities .....................         16,416          36,893           25,657               --           78,966
                                                        --------       ---------        ---------        ---------        ---------
                                                          16,416          82,595           41,088               --          140,099
                                                        --------       ---------        ---------        ---------        ---------
LONG-TERM DEBT ..................................        199,083           2,012              303               --          201,398
DEFERRED INCOME TAXES ...........................             --          22,478           15,358               --           37,836
MINORITY INTEREST ...............................             --              --            9,388               --            9,388
OTHER LONG-TERM LIABILITIES .....................          7,345           2,875            1,408               --           11,628
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY ............................        502,261         456,105          216,755         (672,860)         502,261
                                                        --------       ---------        ---------        ---------        ---------
                                                        $725,105       $ 566,065        $ 284,300        $(672,860)       $ 902,610
                                                        ========       =========        =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                        PARENT        GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                       ---------      ----------       ----------      ------------     ------------
REVENUES .......................................       $      --        $ 165,977        $ 33,012        $      --        $ 198,989
                                                       ---------        ---------        --------        ---------        ---------
COSTS AND EXPENSES:
  Cost of Sales ................................              --          127,965          17,868               --          145,833
  Selling, General and Administrative ..........              --           15,018           3,546               --           18,564
  Equity Income in Unconsolidated Affiliates ...          (1,394)              --              --               --           (1,394)
  Other Charges ................................              --               --           1,475               --            1,475
                                                       ---------        ---------        --------        ---------        ---------
                                                          (1,394)         142,983          22,889               --          164,478
                                                       ---------        ---------        --------        ---------        ---------
OPERATING INCOME ...............................           1,394           22,994          10,123               --           34,511
                                                       ---------        ---------        --------        ---------        ---------
OTHER INCOME (EXPENSE):
  Interest Expense .............................          (5,249)          (1,492)           (161)              --           (6,902)
  Equity in Subsidiaries, Net of Taxes .........          19,840               --              --          (19,840)              --
  Other, Net ...................................              --              (28)           (370)              --             (398)
                                                       ---------        ---------        --------        ---------        ---------
                                                          14,591           (1,520)           (531)         (19,840)          (7,300)
                                                       ---------        ---------        --------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............          15,985           21,474           9,592          (19,840)          27,211
INCOME TAX (PROVISION) BENEFIT .................           1,349           (6,265)         (4,608)              --           (9,524)
                                                       ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .....          17,334           15,209           4,984          (19,840)          17,687
MINORITY INTEREST ..............................              --               --            (353)              --             (353)
                                                       ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) ..............................       $  17,334        $  15,209        $  4,631        $ (19,840)       $  17,334
                                                       =========        =========        ========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                         PARENT       GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                       ---------      ----------       ----------      ------------     ------------
REVENUES .......................................       $      --        $ 105,645        $ 56,592        $      --        $ 162,237
                                                       ---------        ---------        --------        ---------        ---------
COSTS AND EXPENSES:
  Cost of Sales ................................              --           89,295          41,349               --          130,644
  Selling, General and Administrative ..........              --           16,806           5,490               --           22,296
  Equity Income in Unconsolidated Affiliates ...          (1,273)              --              --               --           (1,273)
  Other Charges ................................              --               --              --               --               --
                                                       ---------        ---------        --------        ---------        ---------
                                                          (1,273)         106,101          46,839               --          151,667
                                                       ---------        ---------        --------        ---------        ---------
OPERATING INCOME (LOSS) ........................           1,273             (456)          9,753               --           10,570
                                                       ---------        ---------        --------        ---------        ---------
OTHER INCOME (EXPENSE):
  Interest Expense .............................          (5,066)            (470)           (259)              --           (5,795)
  Equity in Subsidiaries, Net of Taxes .........           4,694               --              --           (4,694)              --
  Other, Net ...................................              --              304            (766)              --             (462)
                                                       ---------        ---------        --------        ---------        ---------
                                                            (372)            (166)         (1,025)          (4,694)          (6,257)
                                                       ---------        ---------        --------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............             901             (622)          8,728           (4,694)           4,313
INCOME TAX (PROVISION) BENEFIT .................           1,044              337          (2,718)              --           (1,337)
                                                       ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .....           1,945             (285)          6,010           (4,694)           2,976
MINORITY INTEREST ..............................              --               --          (1,031)              --           (1,031)
                                                       ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) ..............................       $   1,945        $    (285)       $  4,979        $  (4,694)       $   1,945
                                                       =========        =========        ========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NON-
                                                        PARENT        GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                      ---------       ----------       ----------      ------------     ------------
REVENUES .......................................      $      --        $ 466,704        $ 81,845        $      --        $ 548,549
                                                      ---------        ---------        --------        ---------        ---------
COSTS AND EXPENSES:
  Cost of Sales ................................             --          386,024          43,104               --          429,128
  Selling, General and Administrative ..........             --           43,123          10,859               --           53,982
  Equity Income in Unconsolidated Affiliates ...         (6,226)              --              --               --           (6,226)
  Other Charges ................................             --           32,280           1,475               --           33,755
                                                      ---------        ---------        --------        ---------        ---------
                                                         (6,226)         461,427          55,438               --          510,639
                                                      ---------        ---------        --------        ---------        ---------
OPERATING INCOME ...............................          6,226            5,277          26,407               --           37,910
                                                      ---------        ---------        --------        ---------        ---------
OTHER INCOME (EXPENSE):
  Interest Expense .............................        (15,821)          (4,487)           (487)              --          (20,795)
  Equity in Subsidiaries, Net of Taxes .........         15,363               --              --          (15,363)              --
  Other, Net ...................................             --           (1,041)            (81)              --           (1,122)
                                                      ---------        ---------        --------        ---------        ---------
                                                           (458)          (5,528)           (568)         (15,363)         (21,917)
                                                      ---------        ---------        --------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES ..............          5,768             (251)         25,839          (15,363)          15,993
INCOME TAX (PROVISION) BENEFIT .................          3,746            3,565         (12,796)              --           (5,485)
                                                      ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .....          9,514            3,314          13,043          (15,363)          10,508
MINORITY INTEREST ..............................             --               --            (994)              --             (994)
                                                      ---------        ---------        --------        ---------        ---------
NET INCOME (LOSS) ..............................      $   9,514        $   3,314        $ 12,049        $ (15,363)       $   9,514
                                                      =========        =========        ========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NON-
                                                        PARENT        GUARANTORS       GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                      ---------       ----------       ----------      ------------     ------------
REVENUES ......................................       $      --        $ 365,320        $ 117,569        $      --        $ 482,889
                                                      ---------        ---------        ---------        ---------        ---------
COSTS AND EXPENSES:
  Cost of Sales ...............................              --          298,124           78,585               --          376,709
  Selling, General and Administrative .........              --           49,179           13,418               --           62,597
  Equity Income in Unconsolidated Affiliates ..          (4,913)              --               --               --           (4,913)
  Other Charges ...............................              --            5,745            1,300               --            7,045
                                                      ---------        ---------        ---------        ---------        ---------
                                                         (4,913)         353,048           93,303               --          441,438
                                                      ---------        ---------        ---------        ---------        ---------
OPERATING INCOME ..............................           4,913           12,272           24,266               --           41,451
                                                      ---------        ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
  Interest Expense ............................         (15,272)          (2,268)            (513)              --          (18,053)
  Equity in Subsidiaries, Net of Taxes ........          20,532               --               --          (20,532)              --
  Other, Net ..................................              --              540           (1,228)              --             (688)
                                                      ---------        ---------        ---------        ---------        ---------
                                                          5,260           (1,728)          (1,741)         (20,532)         (18,741)
                                                      ---------        ---------        ---------        ---------        ---------
INCOME (LOSS) BEFORE INCOME TAXES .............          10,173           10,544           22,525          (20,532)          22,710
INCOME TAX (PROVISION) BENEFIT ................           3,211            2,315          (12,566)              --           (7,040)
                                                      ---------        ---------        ---------        ---------        ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST ....          13,384           12,859            9,959          (20,532)          15,670
MINORITY INTEREST .............................              --               --           (2,286)              --           (2,286)
                                                      ---------        ---------        ---------        ---------        ---------
NET INCOME (LOSS) .............................       $  13,384        $  12,859        $   7,673        $ (20,532)       $  13,384
                                                      =========        =========        =========        =========        =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NON-
                                                          PARENT       GUARANTORS      GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                                        ---------      ----------      ----------      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided (Used) by Operating Activities      $ 15,218        $(21,593)       $ 15,307        $       --       $  8,932
                                                        --------        --------        --------        ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Businesses, Net of Cash Acquired .           --              --          (1,000)               --         (1,000)
  Capital Expenditures for Property, Plant &
    Equipment .....................................           --         (20,600)         (5,729)               --        (26,329)
                                                        --------        --------        --------        ----------       --------
        Net Cash Used by Investing Activities .....           --         (20,600)         (6,729)               --        (27,329)
                                                        --------        --------        --------        ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Revolving Credit Facility .........           --          41,400           1,090                --         42,490
  Repayments on Debt ..............................      (14,561)         (1,832)           (454)               --        (16,847)
  Proceeds from Stock Option Exercises ............          565              --              --                --            565
  Purchases of Treasury Stock .....................       (1,222)             --              --                --         (1,222)
                                                        --------        --------        --------        ----------       --------
        Net Cash (Used) Provided by Financing
          Activities ..............................      (15,218)         39,568             636                --         24,986
                                                        --------        --------        --------        ----------       --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ................................           --          (2,625)          9,214                --          6,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....           --           4,154           4,161                --          8,315
                                                        --------        --------        --------        ----------       --------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ....     $     --        $  1,529        $ 13,375        $       --       $ 14,904
                                                        ========        ========        ========        ==========       ========


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                         NON-
                                                        PARENT        GUARANTORS      GUARANTORS      ELIMINATIONS     CONSOLIDATED
                                                       --------       ----------      ----------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Cash Provided by Operating Activities ......     $ 13,955        $ 87,069        $  6,888        $        --       $ 107,912
                                                       --------        --------        --------        -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of Businesses, Net of Cash Acquired       (4,835)          1,308              --                 --          (3,527)
  Investments in Unconsolidated Affiliates .......       (2,429)             --              --                 --          (2,429)
  Capital Expenditures for Property, Plant &
    Equipment ....................................           --         (25,719)         (8,740)                --         (34,459)
                                                       --------        --------        --------        -----------       ---------
        Net Cash Used by Investing Activities ....       (7,264)        (24,411)         (8,740)                --         (40,415)
                                                       --------        --------        --------        -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on Revolving Credit Facility ........           --         (54,300)           (123)                --         (54,423)
  Repayments on Debt .............................       (6,056)         (6,668)          5,984                 --          (6,740)
  Purchases from Stock Option Exercises ..........        1,164              --              --                 --           1,164
  Purchases of Treasury Stock ....................       (1,799)             --              --                 --          (1,799)
                                                       --------        --------        --------        -----------       ---------
        Net Cash (Used) Provided by Financing
          Activities .............................       (6,691)        (60,968)          5,861                 --         (61,798)
                                                       --------        --------        --------        -----------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........           --           1,690           4,009                 --           5,699
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...           --           1,905           8,479                 --          10,384
                                                       --------        --------        --------        -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...     $     --        $  3,595        $ 12,488        $        --       $  16,083
                                                       ========        ========        ========        ===========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2001 and September 30, 2002, and our results of operations for each of the three and nine months ended September 30, 2001 and 2002. This discussion should be read with our financial statements and their notes included elsewhere in this report as well as our financial statements and related Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission in our Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group," "organization," "we," "us," "our," and "its," or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

    Grant Prideco is the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. We also provide a variety of products and services to the growing world-wide offshore and deepwater market through our marine products and services segment. Our drill stem products are used to drill oil and gas wells, while our premium connections and tubular products are used primarily to complete oil and gas wells once they have been successfully drilled. Our marine products and services are used for subsea construction, installation, and production. Our customers include major, independent, and state-owned oil companies, drilling contractors, oilfield service companies, and North American oil country tubular goods (OCTG) distributors. We currently operate 25 manufacturing facilities located in the United States, Mexico, Canada, China, Norway, Europe, and Asia, and 30 sales, service, and repair locations globally.

     We operate through three primary business segments: (1) drilling products and services, (2) premium connections and tubular products and (3) marine products and services. We also provide drill pipe and casing used in the fiber optic, construction, and water well industries and are involved in several joint ventures to develop various drilling and production technologies, which we report in our "other" segment.

      For the nine months ended September 30, 2002, 51% of our revenues were derived from our drilling products and services segment, 35% from our premium connections and tubular products segment, 10% from our marine products and services segment, and 4% from our other operations. Substantially all of our revenues in our premium connections and tubular products segment are generated in North America. Although most of our drilling product sales are made from our North American locations, we estimate that the majority of our oilfield drill stem revenues in the third quarter of 2002 were for use in the international and offshore markets.

      On October 25, 2002, we signed a definitive agreement to purchase the Reed-Hycalog drill bits business from Schlumberger Technology Corporation and its affiliates for approximately $350 million, consisting of $255 million in cash, approximately $90 million in Grant Prideco common stock and approximately $5 million of assumed non-current liabilities. Reed-Hycalog is a leading designer, manufacturer and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry as one of four major competitors who, combined, hold over 90% of the drill bit market. Reed-Hycalog has been designing, manufacturing and distributing drill bits for over 80 years. The Reed-Hycalog business earned combined revenues and earnings before interest, taxes, depreciation and amortization of approximately $159 and $39 million, respectively, in the nine months ended September 30, 2002.

     We believe that Reed-Hycalog provides us with a number of strategic, financial and operational benefits. Reed-Hycalog is a particularly attractive addition to our existing business for the following reasons:

     o Logical product line extension with strong strategic and industrial fit -- Numerous similarities exist between the operational, metallurgical and technical challenges facing the research, development, design and manufacture of drill pipe and drill bits. We believe logical synergies exist that will allow us to assimilate Reed-Hycalog's manufacturing and sales operations into our company and to expand the technological and operational capabilities of these product lines.

     o Critical product line with an existing customer base -- While the investment in drill bit products and services represents a relatively insignificant portion of the total exploration and development costs of drilling a well, the selection of the appropriate drill bits can have a significant impact on the timing, and thus the overall cost, of an exploration and drilling project. The Reed-Hycalog acquisition further expands our ability to provide the industry with high-quality, technologically advanced, brand name products that reduce overall drilling costs. We believe the relatively low cost and high value impact of drill bit products and services will continue to increase in importance as exploration and drilling programs continue to migrate towards more expensive and complex wells in increasingly harsh environments.

     o Diversified customer base and strong international market presence -- Reed-Hycalog markets and sells drill bits in virtually every major oil and gas producing region in the world through an integrated manufacturing and sales network. Reed-Hycalog's strong sales force and distribution network directly support a diversified customer base, with no single customer representing more than 3% of total 2001 revenue. We believe this strong international presence, combined with Reed-Hycalog's established market presence and excellent reputation for superior products, will provide an expanded platform for future growth of our products, especially in international locations.

     o Financial strength and diversification of earnings and cash flow -- We believe the Reed-Hycalog acquisition will improve the stability of our earnings and cash flow while allowing us to realize growth in revenues. Reed-Hycalog has a history of strong profitability and cash flow during both strong and weak market conditions, which we believe will provide us with additional cash flow throughout the market cycle. Reed-Hycalog's revenues and profitability closely follow fluctuations in worldwide rig counts, complementing our drill pipe revenues and profitability that have historically lagged changes in rig counts by three to six months. In addition, Reed-Hycalog's exposure to international markets should reduce our dependence upon domestic markets, which historically have been less stable than international markets. During the nine months ended September 30, 2002, approximately 69% of Reed-Hycalog's consolidated revenues were generated from international sales and approximately 31% were from domestic sales.

     We intend to close the pending acquisition of Reed-Hycalog, which is subject to customary conditions and approval by the Federal Trade Commission and certain foreign antitrust authorities, by December 31, 2002. Schlumberger has agreed to provide transition services for a period of up to twelve months after the closing of the Reed-Hycalog acquisition. In addition, we have retained the former president and the former chief financial officer of Reed-Hycalog to assist us in successfully transitioning and operating the newly acquired operations. We believe that a strong management team with significant familiarity with Reed-Hycalog's business, assets and personnel will help streamline this process and provide us with significant ongoing benefits.

   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    In our annual report on Form 10-K for the year ended December 31, 2001, we identified our most critical accounting policies upon which our financial status depends as those relating to revenue recognition, accounts receivables valuation, inventory valuation, business combinations, impairment of long-lived assets and estimates related to contingent liabilities and future claims. Subsequent to December 31, 2001, we have added an additional critical accounting policy related to impairment testing for goodwill and intangible assets.

    Goodwill and intangible assets that have indefinite useful lives are subject to annual impairment tests. Goodwill will be tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All of our business segments follow domestic and international rig counts levels, however their revenues, cash flows and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the rig counts by approximately three to six months. Results from our premium connection and tubular segment should closely follow changes in

North American rig counts, but short-term demand can also be affected by inventories held by OCTG distributors. Demand for our marine products and services follows the level of offshore and deepwater drilling activity, which, although dependent upon prices for oil and gas, is less likely to follow short-term changes in oil and gas prices as these projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices. Historically, drill bit demand and Reed-Hycalog's earnings and cash flows have closely tracked the domestic and international rig count, which we believe will offset somewhat the cyclicality and mid-cycle returns from our drill products segment once the Reed-Hycalog acquisition is consummated.

     Prices for oil and natural gas have been and continue to be volatile, and material declines adversely affect the demand for our products and services. The following table sets forth certain information with respect to oil and natural gas prices and the North American (U.S. and Canadian) and international rig counts:

                                                               THREE MONTHS ENDED
                                         -------------------------------------------------------------
                                         SEPTEMBER 30, 2001     DECEMBER 31, 2001   SEPTEMBER 30, 2002
                                         ------------------     -----------------   ------------------
WTI Oil(a)
  Average.............................     $       26.73         $     20.46           $    28.30
  Ending..............................             23.43               19.84                30.45
Henry Hub Gas(b)
  Average.............................     $        2.77         $      2.42           $     3.20
  Ending..............................              1.82                2.70                 4.07
North American Rig Count(c)
  Average.............................            1,561                1,282                1,103
  Ending..............................            1,510                1,165                1,110
International Rig Count(c)
  Average.............................              757                  748                  718
  Ending..............................              766                  752                  727

----------

     (a) Price per barrel of West Texas Intermediate (WTI) crude. Source: U.S. Energy Information Administration.

     (b)  Price per MMBtu. Source: U.S. Energy Information Administration.

     (c) Source: Baker Hughes Rig Count (International Rig Count excludes China and the former Soviet Union).

     In addition, the historical results of operations from each of our business segments have been impacted by internal management initiatives and other changes within Grant Prideco, including our manufacturing and operational reorganization that began at the beginning of 2001. These significant internal changes and initiatives included the following:

     o Introduction of new products and services. In 1999, we introduced our proprietary and patented line of eXtreme(R) drilling products, which were specifically designed for harsh and complex drilling conditions such as extended reach, directional, horizontal, deep gas, offshore and ultra-deepwater drilling, as well as high-temperature, high-pressure and corrosive well conditions. We also have improved upon our other premium drill stem product lines designed for challenging drilling environments. Operators and drilling contractors have embraced these product lines as a way to improve their efficiency and ensure performance when drilling under extreme conditions. Unlike more commodity type drill stem products, demand for and sales of these high-end premium products are less susceptible to declines in rig counts and have permitted us to maintain higher profitability and cash flow levels during the current reduction in drilling activity when compared to prior periods of reduced activity. During the nine months ended September 30, 2002, sales of premium drill stem products represented approximately 45% of our drill stem segment's revenues.

     o Improved pricing discipline. During the decline in market conditions that occurred in 1999 and the first part of 2000, the average prices for our drill stem products eroded significantly, which adversely affected our profitability and cash flow during such periods as well as our ability to regain favorable pricing when market conditions began to improve during 2000 and the first half of 2001. As a result, during the first quarter of 2001, we implemented strict pricing policies for our drill stem products that significantly increased the prices we received for these products, and we have maintained our pricing policies and discipline during the current downturn in market conditions.

     o Capital improvement program. At the beginning of 2001, we implemented a capital improvement plan with the objective of reducing costs and improving operating efficiencies. In connection with this plan, we also reallocated manufacturing facilities to increase our manufacturing absorption rates, increase production volumes, and improve processes to focus on gaining efficiencies. We currently are in the final stages of installing a state-of-the-art pipe handling equipment in our Navasota facility and other automated processes throughout our organization. We believe these initiatives will reduce costs and allow us to more efficiently operate during poor market conditions and efficiently ramp-up operations when market conditions improve. In particular, we believe these state-of-the-art improvements have reduced our overall reliance on personnel.

     o Improved manufacturing processes and working capital management strategy. During 2001, we shifted from a manufacturing mentality focused principally upon maximizing plant utilization to a more efficient business practice focused on producing almost solely for order fulfillment while minimizing cost and working capital requirements.

FUTURE MARKET TRENDS AND EXPECTATIONS

     Looking forward at our expectations for our results of operations during the remainder of 2002 and fiscal 2003, we believe our results of operations will continue to be affected by rig count levels and our customers' perceptions regarding future prices for oil and gas and drilling activity. Based upon our expectations for an average North American rig count during the fourth quarter of 2002 of 860, we expect to earn between $0.01 and $0.04 per share during the fourth quarter (excluding any constributions from the Reed-Hycalog acquisition or expenses associated therewith). For 2003, we intend to structure our operating costs assuming a gradual rig count recovery in the U.S. averaging in the low-to-mid 900's for the year, an average Canadian rig count of approximately 300 and a flat international rig count outside of Canada. We also are in the process of reviewing certain of our non-core operations within our "other" and marine products and services segments, with the intent of disposing or discontinuing any operations that we do not believe represent strategic fits with our long-term growth strategy.

     The above forward-looking information with respect to our outlook for fiscal 2002 is subject to various assumptions that are more specifically set forth below under "Forward-Looking Statements and Exposures." There can be no assurance that our expectations for future results will in fact occur or that our results will not be materially different than our expectations or historical results. We do, however, believe that our current expectations are reasonable.

RESULTS OF OPERATIONS

  2001 Other Charges

     During 2001, we incurred approximately $44.8 million of pre-tax charges, $29.1 million net of tax. These charges included $11.1 million, $7.2 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as costs of sales, $17.7 million, $11.5 million net of tax, pertaining to the write-off of assets related to our manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, severance and related expenses of $14.5 million, $9.4 million net of tax, and a fixed asset impairment of $1.5 million, $1.0 million net of tax, related to the decision to discontinue the manufacturing of industrial flanges. These charges are summarized in the following chart:

                                  DRILLING      PREMIUM          MARINE
                                  PRODUCTS    CONNECTIONS       PRODUCTS
                                    AND       AND TUBULAR          AND
                                  SERVICES     PRODUCTS         SERVICES     OTHER      CORPORATE       TOTAL
                                  --------     --------         --------     -----      ---------       -----
                                                                (IN THOUSANDS)
OCTL Write-Off(a).............   $  17,727       $ --          $   --      $    --      $    --      $  17,727
Inventory Write-Off(b)........       3,657         --            1,692        1,125          --          6,474
Fixed Asset Impairment(c).....       1,475         --              --           --           --          1,475
Write-Off of Capitalized
Manufacturing Variances(d)....       1,024         509             272        2,767          --          4,572
Severance(e)..................         108         --              205           75       14,165        14,553
                                 ---------       -----         -------     --------     --------     ---------
    Total.....................   $  23,991       $ 509         $ 2,169     $  3,967     $ 14,165     $  44,801
                                 =========       =====         =======     ========     ========     =========

(a) In connection with our operational review conducted in 2001, we reassessed the viability of restructuring our relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million of unpaid receivables and advances owed to us by OCTL.

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

(e) The severance charge relates to executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy, all of which were paid in 2001.

2002 Charges

     Results for the nine months ended September 30, 2002 included $7.0 million of pre-tax charges, $4.9 million net of tax, incurred during the second quarter of 2002. These charges included $2.6 million related to fixed asset write-downs and $4.5 million for executive severance payments and related expenses and are summarized in the following chart (in thousands):

                                                      DRILLING       PREMIUM
                                                      PRODUCTS     CONNECTIONS
                                                         AND       AND TUBULAR
                                                      SERVICES      PRODUCTS       CORPORATE       TOTAL
                                                      --------     -----------     ---------     ---------
Fixed Asset Write-Downs(a).......................     $   2,360     $     220       $    --      $   2,580
Severance(b).....................................           --            --           4,465         4,465
                                                      ---------     ---------      ---------     ---------
    Total........................................     $   2,360     $     220       $  4,465     $   7,045
                                                      =========     =========       ========     =========

(a) The fixed asset write-downs relate to idle assets taken out of service pursuant to our ongoing automation and efficiency initiatives and are classified as held for sale. The amount was determined by use of internal appraisals and evaluations to assess the estimated fair value upon disposition. The equipment, which has a carrying value of $0.2 million, is expected to be disposed of in the next 12 months.

(b) The severance charge relates to an executive employee terminated during June 2002. The amount accrued for severance was based upon the terminated employee's employment contract, which was paid in July 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

   General

     CONSOLIDATED RESULTS

     Net income was $1.9 million ($0.02 per share) on revenues of $162.2 million in the third quarter of 2002, compared to net income of $17.3 million ($0.16 per share) on revenues of $199.0 million in the third quarter of 2001. Third quarter of 2001 earnings include charges totaling $1.8 million ($0.02 per share) related to fixed asset impairments of $1.5 million and inventory write-offs of $0.3 million, both of which are related to the decision to discontinue the manufacturing of industrial flanges and goodwill amortization of $1.6 million ($0.01 per share). We adopted the new goodwill accounting standard, which ceases the amortization of goodwill, as of January 1, 2002.


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                        (IN THOUSANDS)
Revenues.............................................     $      198,989          $    162,237
Gross Profit.........................................             53,156(a)             31,593
Selling, General, and Administrative.................             18,564                22,296
Operating Income.....................................             34,511(a)(b)          10,570
Net Income...........................................             17,334                 1,945
EBITDA, Before Other Charges(d)......................             45,455(c)             18,262

----------

(a) Includes $0.3 million of charges, which were classified as cost of sales, in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges.

(b) Includes $1.5 million of charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

(c)  Excludes $1.8 million of charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

   SEGMENT RESULTS

     Drilling Products and Services Segment

     The following table sets forth certain data regarding the results of our drilling products and services segment for the three months ended September 30, 2001 and 2002:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues..........................................        $      106,056          $     77,362
Gross Profit......................................                31,004(a)             18,995
Selling, General, and Administrative..............                 4,988                 5,704
Operating Income..................................                26,068(a)(b)          15,732
EBITDA, Before Other Charges(d)...................                31,617(c)             18,759

----------

(a) Includes $0.3 million of charges, which were classified as cost of sales, in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges.

(b) Includes $1.5 million of charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

(c)  Excludes $1.8 million of charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our drilling products and services revenues decreased $28.7 million, or 27%, in the third quarter of 2002 as compared to the same period in 2001. This decrease was primarily due to the 29% decline in the North American rig count, and resulting overall weak demand for our drill stem products. However, the decrease in demand was partially offset by an increase in average pricing for drill pipe in 2002 due to sales mix toward international and offshore markets, which tend to purchase our higher-priced, more technologically-advanced products, coupled with an overall price increase implemented in 2001. Additionally, our Chinese joint venture, in which we purchased a controlling interest at the end of the first quarter of 2002, contributed revenues of $13.4 million in the third quarter of 2002.

     Gross Profit. Our drilling products and services gross profit decreased $12.0 million, or 39%, in the third quarter of 2002 as compared to the same period in 2001. The third quarter of 2001 gross profit included $0.3 million of charges for inventory write-offs related to the discontinuance of the manufacturing of industrial flanges. This decrease in gross profit was primarily due to the 29% decline in the North American rig count, and resulting overall weak demand for our drill stem products, partially offset by an increase in average pricing for drill pipe and gross profit contributed by our Chinese joint venture.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our drilling products and services segment increased as a percentage of revenues from 5% in the third quarter of 2001 to 7% in the third quarter of 2002 primarily due to increased international sales commissions coupled with a lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our drilling products and services segment operating income decreased $10.3 million, or 40%, in the third quarter of 2002 as compared to the same period in 2001. Included in operating income in the third quarter of 2001 are fixed asset write-downs of $1.8 million related to fixed asset impairments of $1.5 million and inventory write-offs of $0.3 million and goodwill amortization of $0.8 million. This decrease in operating income was primarily due to the 29% decline in the North American rig count, and resulting overall weak demand for our drill stem products, partially offset by an increase in average pricing for drill pipe and operating income contributed by our Chinese joint venture.

    Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the three months ended September 30, 2001 and 2002:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues...............................................     $     70,922           $     58,680
Gross Profit...........................................           17,716                  6,512
Selling, General, and Administrative...................            4,531                  4,126
Operating Income.......................................           13,185                  2,386
EBITDA, Before Other Charges(a)........................           16,546                  5,505

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our premium connections and tubular products revenues decreased $12.2 million, or 17%, in the third quarter of 2002 as compared to the same period in 2001. Revenues in this segment were negatively affected by the 29% decline in the United States gas rig count when compared to last year's third quarter. Additionally, OCTG distributors have been purchasing at low levels in light of the weak and uncertain market conditions.

     Gross Profit. Our premium connections and tubular products gross profit decreased $11.2 million, or 63%, in the third quarter of 2002 as compared to the same period in 2001. This decrease reflects the 29% decline in the United States gas rig count when compared to last year's third quarter, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix. We currently are in the process of reviewing the cost structure in our premium connections and tubular products segment with the intent of bringing its cost structure more in line with current industry conditions.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment increased as a percentage of revenues from 6% in the third quarter of 2001 to 7% in the third quarter of 2002. This increase was primarily due to the lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our premium connections and tubular products operating income decreased $10.8 million, or 82%, in the third quarter of 2002 as compared to the same period in 2001. This decrease reflects the 29% decline in the United States gas rig count when compared to last year's third quarter, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn, and unfavorable product mix. Included in the third quarter of 2001 was goodwill amortization of $0.6 million.

    Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the three months ended September 30, 2001 and 2002:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                       (IN THOUSANDS)
Revenues.........................................            $    13,836            $      19,086
Gross Profit.....................................                  3,946                    4,878
Selling, General, and Administrative.............                  1,922                    3,929
Operating Income ................................                  2,024                      949
EBITDA, Before Other Charges(a)..................                  2,999                    2,036

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our marine products and services revenues increased $5.3 million, or 38%, in the third quarter of 2002 as compared to the same period in 2001. This increase was primarily attributable to the acquisition of Rotator AS (Rotator) in the second quarter of 2002 coupled with increased sales related to our XL Systems(TM) products.

     Gross Profit. Our marine products and services gross profit increased $0.9 million in the third quarter of 2002 as compared to the same period in 2001 primarily due to the acquisition of Rotator in the second quarter of 2002. This increase was partially offset by a decrease related to our XL Systems(TM) product line due to sales of lower margin products when compared to last year's quarter.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 14% in the third quarter of 2001 to 21% in the third quarter of 2002. This increase was due to increased selling, general, and administrative expenses associated with the Rotator and Plexus acquisitions coupled with costs incurred to develop infrastructure for future growth of this segment.

     Operating Income. Our marine products and services operating income decreased $1.1 million, or 53%, in the third quarter of 2002 as compared to the same period in 2001. This decrease was primarily attributable to increased selling, general, and administrative costs which were partially offset by operating income from our Rotator acquisition. Included in the third quarter of 2001 was goodwill amortization of $0.1 million.

    Other Operations

     The following table sets forth certain data regarding the results of our other business operations for the three months ended September 30, 2001 and 2002:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                   ----------------------------------------
                                                          2001                   2002
                                                   --------------------    ----------------
                                                                (IN THOUSANDS)
Revenues............................................     $     8,175         $     7,109
Gross Profit........................................             490               1,208
Selling, General, and Administrative................           1,358                 652
Operating Loss......................................          (1,001)               (612)
EBITDA, Before Other Charges(a).....................             (32)               (403)

----------

(a) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our other operations revenues decreased $1.1 million, or 13%, in the third quarter of 2002 as compared to the same period in 2001. This decrease in revenues was from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

     Gross Profit. Our gross profit in our other operations increased $0.7 million as compared to the same period in 2001. This increase reflects sales of higher margin products in the third quarter of 2002 as compared to the same period in 2001.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other operations decreased as a percentage of revenues from 17% in the third quarter of 2001 to 9% in the third quarter of 2002. This decrease was primarily due to the closing of our Stephenville, Texas plant in the fourth quarter of 2001.

     Operating Loss. Our other operations operating loss decreased $0.4 million as compared to the same period in 2001. This decrease reflects sales of higher margin products in the third quarter of 2002 when compared to the same period last year coupled with efficiencies obtained in our organizational restructuring that took place in the fourth quarter of 2001. Also included in our other operations for the third quarter of 2002 were approximately $1.2 million in research and development costs associated with our two technology joint ventures as compared to $0.1 million in the same period in 2001. Included in the third quarter of 2001 was goodwill amortization of $0.1 million.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased as a percentage of revenues from 3% in the third quarter of 2001 to 5% in the third quarter of 2002. This percentage increase was due primarily to decreased revenues and higher costs associated with senior management.

     Interest Expense. Our interest expense decreased $1.1 million in the third quarter of 2002 due to a decrease in the interest rate related to our Credit Facility, from an average of 6.9% in the third quarter of 2001 to an average of 4.6% in the third quarter of 2002, and lower debt balances.

    Tax Provision. Our effective tax rate for the third quarter of 2002 was 31% as compared to 35% for the same period in 2001. This decrease in the effective tax rate was due primarily to the effects of ceasing goodwill amortization effective January 1, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

   General

    CONSOLIDATED RESULTS

     Net income was $13.4 million ($0.12 per share) on revenues of $482.9 million for the nine months ended September 30, 2002, compared to $9.5 million ($0.09 per share) on revenues of $548.5 million for the same period in 2001. For the nine months ended September 30, 2002, earnings include charges totaling $4.9 million ($0.04 per share) related to fixed asset write-downs of $1.8 million and severance costs of $3.1 million. For the nine months ended September 30, 2001, earnings include charges of $29.1 million ($0.26 per share) related to our 2001 restructuring plan to improve profitability and efficiency and include goodwill amortization of $4.7 million ($0.04 per share). We adopted the new goodwill accounting standard, which ceases the amortization of goodwill, as of January 1, 2002.


                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues................................................  $    548,549              $    482,889
Gross Profit............................................       119,421(a)                106,180
Selling, General, and Administrative....................        53,982                    62,597
Operating Income........................................        37,910(a)(b)(c)           41,451(e)
Net Income..............................................         9,514                    13,384
EBITDA, Before Other Charges(g).........................       110,274(d)                 71,420(f)

----------

(a) Includes other charges of $11.1 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $14.5 million related to severance of executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in the first quarter of 2001.

(c) Includes other charges of $19.2 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and a fixed asset impairment of $1.5 million.

(d) Excludes $44.8 million of other charges discussed in (a), (b), and (c) above.

(e) Includes other charges of $7.0 million in the second quarter of 2002 related to fixed asset write-downs of $2.6 million ($2.4 million drilling products and $0.2 million premium connections) and $4.4 million of charges related to Corporate for executive severance costs.

(f)  Excludes $7.0 million of charges discussed in (e) above.

(g) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

    SEGMENT RESULTS

    Drilling Products and Services Segment

     The following table sets forth certain data regarding the results of our drilling products and services segment for the nine months ended September 30, 2001 and 2002:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues................................................   $    268,286             $   244,752
Gross Profit............................................         62,916(a)               69,028
Selling, General, and Administrative....................         14,308                  16,329
Operating Income........................................         35,748(a)(b)            57,982(d)
EBITDA, Before Other Charges(f).........................         71,109(c)               69,505(e)

----------

(a) Includes other charges of $4.7 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b) Includes other charges of $19.3 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million, and severance and related expenses of $0.1 million.

(c)  Excludes $24.0 million of other charges discussed in (a) and (b) above.

(d) Includes other charges of $2.4 million in the second quarter of 2002 related to fixed asset write-downs.

(e)  Excludes $2.4 million of other charges discussed in (d) above.

(f) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our drilling products and services revenues decreased $23.5 million for the nine months ended September 30, 2002 as compared to the same period in 2001 due primarily to a 31% decline in the North American rig count, and resulting overall weak demand for our drill stem products. However, the decrease in demand was partially offset by an increase in average pricing for drill pipe in 2002 due to sales mix toward international and offshore markets, which tend to purchase our higher-priced, more technologically-advanced products, coupled with an overall price increase implemented in 2001. Additionally, our Chinese joint venture, in which we purchased a controlling interest at the end of the first quarter of 2002, contributed revenues of $27.6 million.

     Gross Profit. Our drilling products and services gross profit increased $6.1 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Excluding other charges of $4.7 million in 2001, gross profit increased $1.4 million in 2002 due primarily to the contribution by our Chinese joint venture and higher average pricing for drill pipe for the nine months ended September 30, 2002 as compared to the same period in 2001.

     Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment increased as a percentage of revenues from 5% for the nine months ended September 30, 2001 to 7% for the same period in 2001. This increase was due primarily to a lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our drilling products and services operating income increased $22.2 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Included in operating income for the nine months ended September 30, 2001 are $24.0 million of non-recurring charges and goodwill amortization of $2.4 million. Included in operating income for the nine months ended September 30, 2002 are charges of $2.4 million related to our efficiency and automation initiatives primarily at our operations located in Mexico. Excluding charges and goodwill amortization mentioned above, operating income decreased $1.8 million year over year. This decrease was attributable to weak demand for our drill stem products, partially offset by an increase in average pricing for drill pipe in 2002, incremental operating income contributed by our Chinese joint venture and increased equity earnings from our investment in Voest-Alpine.

    Premium Connections and Tubular Products Segment

     The following table sets forth certain data regarding the results of our premium connections and tubular products segment for the nine months ended September 30, 2001 and 2002:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues...............................................     $    216,160           $    169,940
Gross Profit...........................................           54,137(a)              24,231
Selling, General, and Administrative...................           13,269                 12,308
Operating Income.......................................           40,868(a)              11,703(c)
EBITDA, Before Other Charges(e)........................           51,092(b)              21,070(d)

----------

(a) Includes other charges of $0.5 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Excludes $0.5 million of other charges discussed in (a) above.

(c) Includes other charges of $0.2 million in the second quarter of 2002 related to fixed asset write-downs.

(d)  Excludes $0.2 million of other charges discussed in (c) above.

(e) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income, and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our premium connections and tubular products revenues decreased $46.2 million, or 21%, for the nine months ended September 30, 2002 as compared to the same period in 2001. Revenues in this segment were negatively affected by a 29% decline in the United States gas rig count when compared to the same period last year. Additionally, OCTG distributors have been purchasing at low levels in light of the weak and uncertain market conditions.

     Gross Profit. Our premium connections and tubular products gross profit decreased $29.9 million, or 55%, for the nine months ended September 30, 2002 as compared to the same period in 2001, which includes $0.5 million of non-recurring charges for the nine months ended September 30, 2001. This decrease reflects the 29% decline in the United States gas rig count when compared to the same period last year, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix. We currently are in the process of reviewing the cost structure in our premium connections and tubular products segment with the intent of bringing its cost structure more in line with current industry conditions.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our premium connections and tubular products segment increased as a percentage of revenues from 6% for the nine months ended September 30, 2001 to 7% for the same period in 2002. This increase was primarily due to the lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our premium connections and tubular products operating income decreased $29.2 million, or 71%, for the nine months ended September 30, 2002 as compared to the same period in 2001, which includes $0.5 million of non-recurring charges for the nine months ended September 30, 2001. Included in operating income for the nine months ended September 30, 2002 are fixed asset write-downs of $0.2 million related to assets held for sale. This decrease reflects the 29% decline in the United States gas rig count when compared to the same period in 2001, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn and unfavorable product mix, particularly at TCA(TM) and Texas Arai.

    Marine Products and Services Segment

     The following table sets forth certain data regarding the results of our marine products and services segment for the nine months ended September 30, 2001 and 2002:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues.................................................   $    30,898              $     47,086
Gross Profit ............................................         4,592(a)                 11,184
Selling, General, and Administrative.....................         5,535                    10,861
Operating Income (Loss)..................................        (1,148)(a)(b)                323
EBITDA, Before Other Charges(d)..........................         3,869(c)                  3,323

----------

(a) Includes other charges of $2.0 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b)  Includes other charges of $0.2 million for severance and related expenses.

(c)  Excludes $2.2 million of other charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our marine products and services revenues increased $16.2 million, or 52%, for the nine months ended September 30, 2002 as compared to the same period in 2001. In the first quarter of 2001, we began to strengthen our XL Systems(TM) products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. Additionally, in the fourth quarter of 2001, we added a new management team and acquired the Plexus POS-GRIP(TM) wellhead rental product line. These actions, coupled with the acquisition of Rotator in the second quarter of 2002, resulted in increased revenues for this segment despite the 30% decrease in the United States offshore rig count.

     Gross Profit. Our marine products and services gross profit increased $6.6 million for the nine months ended September 30, 2002 as compared to the same period in 2001, which includes $2.0 million of non-recurring charges in the first quarter of 2001. This improvement reflects the additional focus initiated in 2001 for this segment, despite the 30% decrease in the United States offshore rig count.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 18% for the nine months ended September 30, 2001 to 23% for the same period in 2002. This increase was due to increased selling, general, and administrative expenses associated with the Rotator and Plexus acquisitions coupled with costs incurred to develop infrastructure for future growth of this segment.

     Operating Income (Loss). Our marine products and services segment reported an operating loss of $1.1 million for the nine months ended September 30, 2001 as compared to operating income of $0.3 million for the same period in 2002. Included in the results for 2001 was a non-recurring charge of $2.2 million and goodwill amortization of $0.3 million. Excluding charges and goodwill amortization in 2001, operating income for this segment decreased $1.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001 reflecting increased selling, general, and administrative costs partially offset incremental operating income from the acquisitions of Rotator and Plexus.

    Other Operations

     The following table sets forth certain data regarding the results of our other business operations for the nine months ended September 30, 2001 and 2002:

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                                 2001                   2002
                                                          --------------------    ----------------
                                                                      (IN THOUSANDS)
Revenues............................................       $     33,205        $      21,111
Gross Profit (Loss).................................             (2,224)(a)            1,737
Selling, General, and Administrative................              4,564                2,359
Operating Loss......................................             (7,087)(a)(b)        (3,352)
EBITDA, Before Other Charges(d).....................                131(c)            (2,380)

-------

(a) Includes other charges of $3.9 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b)  Includes other charges of $0.1 million for severance and related expenses.

(c)  Excludes $4.0 million of other charges discussed in (a) and (b) above.

(d) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. Calculations of EBITDA should not be viewed as a substitute to calculations under GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company.

     Revenues. Our other operations' revenues decreased $12.1 million, or 36%, for the nine months ended September 30, 2002 as compared to the same period in 2001. This decrease in revenues was from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

     Gross Profit (Loss). Our gross profit in our other operations increased $3.9 million, from a gross loss of $2.2 million for the nine months ended September 30, 2001 to gross profit of $1.7 million for the same period in 2002. Excluding the effects of non-recurring charges for the nine months ended September 30, 2001 of $4.0 million, gross profit was relatively flat year over year.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other operations decreased as a percentage of revenues from 14% for the nine months ended September 30, 2001 to 11% for the same period in 2002. This decrease was primarily due to the closing of our Stephenville, Texas plant in the fourth quarter of 2001.

     Operating Loss. Our other operations' operating loss decreased $3.7 million, from an operating loss of $7.1 million for the nine months ended September 30, 2001 to an operating loss of $3.4 million for the same period in 2002. Excluding the effects of non-recurring charges of $4.0 million and goodwill amortization of $0.2 million for the nine months ended September 30, 2001, operating loss increased $0.4 million. This reflects the decreased activity levels in our industrial product line, partially offset by efficiencies obtained in our organizational restructuring that took place in the first quarter of 2001. Also included in our other operations for the nine months ended September 30, 2002 was approximately $2.7 million in research and development costs associated with our two technology joint ventures as compared to $0.2 million for the same period in 2001.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased as a percentage of revenues from 3% for the nine months ended September 30, 2001 to 4% in the same period in 2002. This percentage increase was due primarily to decreased revenues and higher costs associated with senior management.

     Interest Expense. Our interest expense decreased $2.7 million for the nine months ended September 30, 2002 when compared to the same period in 2001 due to a decrease in the interest rate related to our Credit Facility, from an average of 7.9% for the nine months ended September 30, 2001 to an average of 4.7% for the same period in 2002, and lower debt balances.

    Tax Provision. Our effective tax rate for the nine months ended September 30, 2002 was 31% as compared to 34% for the nine months ended September 30, 2001. This decrease in the estimated effective tax rate for 2002 was due primarily to the effects of ceasing goodwill amortization effective January 1, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     At September 30, 2002, we had cash and cash equivalents of $16.1 million and working capital of $227.0 million, excluding short-term debt, as compared to cash and cash equivalents of $10.4 million and working capital of $267.3 million, excluding short-term debt, at December 31, 2001. At September 30, 2002, we also had $5.6 million in restricted cash related to our 54% interest in H-Tech that is subject to dividend and distribution restrictions. This $40.3 million decrease in working capital is primarily due to the decrease in accounts receivable, inventory and accounts payable of $60.2 million in light of market conditions and increased accrued liabilities of $21.7 million, primarily associated with our acquisitions of a controlling interest in our Chinese joint venture, Jiangsu Shuguang Grant Prideco Tubular Limited (JSG), in March 2002 and Rotator AS (Rotator) in May 2002.

     The following table summarizes our cash flows provided by operating activities, net cash used by investing activities and net cash provided (used) by financing activities for the periods presented (in thousands):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                              2001          2002
                                                            ---------     --------
Net Cash  Provided by Operating Activities...............   $   8,932     $107,912
Net Cash Used by Investing Activities....................     (27,329)     (40,415)
Net Cash Provided (Used) by Financing Activities.........      24,986      (61,798)

OPERATING ACTIVITIES

     Net cash flow provided by operating activities increased by $99.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001. Changes in working capital items, which primarily includes accounts receivable, inventories and accounts payable, net, generated $46.7 million of cash for the nine months ended September 30, 2002 as compared to using $69.0 million of cash for the same period in 2001. Additionally, distributions received from our equity investment in Voest-Alpine increased from $11.5 million for the nine months ended September 30, 2001 to $16.1 million for the same period in 2002. These increases were partially offset by a decrease in net income, excluding non-cash charges, of $23.8 million.

INVESTING ACTIVITIES

     Net cash used by investing activities increased by $13.1 million for the nine months ended September 30, 2002 as compared to the same period in 2001 due primarily to an $8.1 million increase in capital expenditures for property, plant and equipment coupled with a $5.0 million increase in net cash paid for acquisitions and investments during the nine months ended September 30, 2002.

     On March 26, 2002, we acquired an additional 48.5% interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving us a 70% controlling interest in JSG. We paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, our consolidated financial statements include the accounts of JSG.

FINANCING ACTIVITIES

     Net cash used by financing activities was $61.8 million for the nine months ended September 30, 2002 as compared to net cash provided by financing activities of $25.0 million for the same period in 2001. The decrease is due primarily to repayments of borrowings on our Credit Facility.

  Capital Expenditures

     Our capital expenditures for property, plant and equipment totaled $26.3 million and $34.5 million for the nine months ended September 30, 2001 and 2002, respectively. We currently expect to expend approximately $45 million to $55 million (including expenditures for Reed-Hycalog) for capital expenditures for property, plant and equipment during the remainder of 2002 and 2003. This includes expenditures related to our capital improvement program to reduce production costs and improve efficiencies and to maintain the existing equipment base. Looking forward into 2003, we currently expect to spend approximately $45 million on capital expenditures, including those relating to Reed-Hycalog assuming closing of our pending acquisition.

  Credit Facilities and Long-Term Debt

    Existing Credit Facility

    As of September 30, 2002, we had no outstanding borrowings under our existing Credit Facility and $3.9 million had been used to support outstanding letters of credit. Additionally, at September 30, 2002, there were outstanding borrowings of $0.3 million under a miscellaneous credit facility and $1.6 million of outstanding letters of credit had been supported under various available letter of credit facilities that are not related to the Credit Facility.

     9 5/8% Senior Notes Due 2007

     On December 5, 2000, we issued $200 million principal amount of 9 5/8% Senior Notes Due 2007 (existing Senior Notes). The existing Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay a $100 million subordinated note to Weatherford International, Inc. and to repay outstanding borrowings under our existing revolving credit facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year. We may redeem all or part of the existing Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The existing Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the existing Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items. As of September 30, 2002, we were in compliance with the various covenants under the existing Senior Notes indenture.

     Other

     In January 2002, we made a scheduled debt payment of approximately $1.5 million related to our Voest-Alpine debt, and in June 2002 we received a distribution from Voest-Alpine in the amount of $16.1 million, of which $4.4 million was applied towards our remaining Voest-Alpine debt, and as a result, the debt was paid in full.

     Financing of the Reed-Hycalog Acquisition

     In addition to the approximately $90 million in Grant Prideco stock included in the purchase price, financing for the Reed-Hycalog acquisition (and for Grant Prideco's general corporate purposes thereafter) is expected to be provided through a new credit facility of approximately $240 million (replacing the Company's existing credit facility) and other public or private placements of debt securities of up to $175 million. In addition to having received a commitment from a commercial lender with respect to the new credit facility, we have received a commitment letter to provide bridge financing for the remaining financing needs in the event the Reed-Hycalog transaction closes prior to completion of any public or private debt placements. The actual allocation of debt financing between the proposed new credit facility and public or private debt securities will ultimately be determined by existing market conditions, borrowing base determinations and our determination of our liquidity and long-term financing needs.

     The new credit facility will consist of a term loan of $50 million and revolving credit line of up to $190 million, and will be secured by substantially all of our domestic and certain of our Canadian assets. Amounts outstanding under the proposed new credit facility are expected to accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) or LIBOR (plus 1.75% to 3.00% depending on our leverage ratio and the type of loan, whether revolving or term) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) for Canadian denominated advances. Interest on outstanding borrowings is payable monthly. The U.S. revolving credit facility will also provide us with availability for stand-by letters of credit. Similar to our existing credit facility, we will be required to comply with various affirmative and negative covenants which will limit our ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and other related items. We will also be subject to financial covenants which, under certain circumstances, will require us to maintain a certain minimum fixed charge coverage ratio and will require us to limit our capital expenditures.

     Excluding any financing relating to the proposed Reed-Hycalog transaction, we estimate our required principal and interest payments for all of our outstanding debt to be approximately $10.6 million for the remainder of 2002. Assuming completion of the Reed-Hycalog acquisition, we expect to have $95 million outstanding under the new senior credit facility and approximately $90-95 million available for additional borrowings based upon our current estimate of our borrowing base immediately following the closing of the transaction.

     Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and estimated availability under the new senior credit facility, and assuming completion of the Reed-Hycalog transaction, we believe we can satisfy all of our expected commitments during the next twelve months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our new senior credit facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

     Other Commitments

     As part of our agreement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine under which we have agreed to purchase a minimum of 60,000 metric tons of "green" tubulars per year through September 2003. The volume requirements represent approximately half of our normal worldwide requirements for this type of tubulars. Because this agreement requires us to purchase tubulars regardless of our needs, our purchases under this agreement may be made for inventory during periods of low customer demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to eventually use or sell all of the tubular products we are required to purchase from Voest-Alpine.

TAX MATTERS

     As a result of our spinoff from Weatherford, subsequent to April 14, 2000 we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in some states and foreign countries. Under the terms of a tax allocation agreement with Weatherford, we will not have the future benefit of any prior tax losses or benefits incurred as part of a consolidated return with Weatherford. Moreover, we will be liable to Weatherford for any corporate level taxes incurred by Weatherford as a result of the spinoff, except to the extent the taxes arise solely as a result of a change of control of Weatherford. We believe this will not have a material adverse effect on our earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

     For recent accounting pronouncements, see Notes 7, 8 and 11 to the unaudited consolidated financial statements included herein.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. These expectations reflect only our current view on these matters and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report, and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

     In modeling our earnings for the remainder of 2002, we have made numerous assumptions regarding our operations. Although we believe that these assumptions are reasonable, there can be no assurance that they will be correct in the future. Material assumptions regarding our operations include the following:

     o North American rig counts will average 860 during the fourth quarter of 2002 and will increase throughout this period and during 2003. More significantly, our customers expectations during the fourth quarter will be for rig counts to increase during 2003 and that this will cause North American land drillers to begin placing new drill pipe orders at increasing rates and OCTG distributors to begin increasing order rates to replenish and expand their inventories.

     o International drilling activity and rig counts and international demand for our drill stem products will continue to be relatively strong throughout the remainder of 2002.

     o We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters, property losses or inventory write-downs. Our manufacturing operations will not experience any material disruptions in production, supply or efficiencies.

     o There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections.

     o Our completion of the first step of the SFAS No. 142 transitional goodwill impairment test indicated the carrying value of the Industrial reporting unit exceeded its fair value, and we will be required to perform the second step of the impairment test for this reporting unit by December 31, 2002. The total amount of goodwill related to the Industrial reporting unit is approximately $11 million, and the entire balance is being reviewed and considered for write-off. We are closely reviewing this goodwill to determine whether all or part of this amount should be written-off. Once the impairment charge is determined, it will be treated as a non-cash charge and will be recorded as a cumulative effect of a change in accounting principle. Although a complete write-off may be necessary during the fourth quarter, our forward-looking statements assume no write-off will occur.

     In addition to the foregoing assumptions, investors should carefully consider the following risks, uncertainties and assumptions when evaluating our company and the forward-looking statements that we make. If any one of these risks were to materialize or become true, our actual results would most likely be different from those projected in our forward-looking statements.

    A FURTHER DECLINE IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business and Reed-Hycalog's business we are proposing to acquire are materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

     o the level of North American and worldwide oil and gas exploration and production activity;

     o worldwide economic conditions, particularly economic conditions in North America;

     o    oil and gas production costs;

     o    the expected costs of developing new reserves;

     o national government political requirements and the policies of the Organization of Petroleum Exporting Countries (OPEC);

     o    the price and availability of alternative fuels;

     o    environmental regulation; and

     o    tax policies.

     Decreased demand for our products results not only from periods of lower drilling activity, but also from the resulting build up of customer inventory of drill pipe associated with idle rigs, which can be used to some extent on active rigs in lieu of new purchases. The time period during which drill pipe inventory is used is a function of the number of rigs actively drilling and the expected level of drilling activity. A decrease in the number of rigs actively drilling results in a large amount of unused drill pipe at the rig site and a decrease in demand for new drill pipe. In general, customers begin placing orders for new drill pipe when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe.

    AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

     The United States and worldwide economies slowed during 2001, in particular following the September 11th terrorist attacks. The decline in the United States economy has resulted in a softening in projected natural gas drilling activity. If expected economic improvement in the U.S. does not occur or international markets decline unexpectantly, our results of operations and financial condition could be materially adversely affected.

    INCREASES IN THE PRICES OF OUR RAW MATERIALS COULD AFFECT OUR RESULTS OF OPERATIONS.

     We use large amounts of steel tubulars and bars in the manufacture of our products. The price of these raw materials has a significant impact on our cost of producing products. If we are unable to pass future raw material price increases on to our customers, our margins and results of operations could be adversely affected.

    DUE TO INTENSE COMPETITION IN OUR INDUSTRY AND THAT OF THE REED-HYCALOG BUSINESS WE ARE PROPOSING TO ACQUIRE, OUR REVENUES MAY DECLINE IF WE DO NOT DEVELOP, PRODUCE AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS OR IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR CURRENT AND FUTURE INTELLECTUAL PROPERTY RIGHTS RELATING TO OUR TECHNOLOGIES AND PRODUCTS.

     The markets for our premium products and services, as well as those of Reed-Hycalog which are proposing to acquire, are characterized by continual developments. Substantial improvements in the scope and quality of product function and performance can occur over a short period of time. In order to remain competitive, we must be able to develop commercially competitive products in a timely manner in response to changes in technology. Our ability to develop new products and maintain competitive advantages depends on our ability to design and commercially market products that meet the needs of our customers, including delivery schedules and product specifications.

     Additionally, the time and expense invested in product development may not result in commercially feasible applications that provide revenues. We could be required to write off our entire investment in a new product that does not reach commercial viability. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, or lack of demand.

     Many of our products and the processes we use to manufacture them, as well as those of Reed-Hycalog, have been granted United States and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted from our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. If our patents are not enforceable or if any of our products infringe patents held by others, our financial results may be adversely affected. Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents, which is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents and after our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

    OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE, WITHOUT MATERIAL DISRUPTION, OUR MANUFACTURING CAPACITY AND EXPENSE IN RESPONSE TO CHANGES IN DEMAND AND TO MAINTAIN PRICES FOR OUR DRILL STEM PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

     Beginning in 2001, we took steps to increase our capacity and reduce costs in all of our manufacturing operations. Our manufacturing goal is to be able to produce between 1.5 million and 2.5 million feet of drill pipe during a quarter, not including China, with little operational change or disruption. We also intend to increase our production to 3.0 million feet a quarter, not including China, without significant operational disruptions and process inefficiencies. We will need to increase our production during peak periods with minimal operational disruption and inefficiency in order to meet the increased demand. If there are any material disruptions or excess costs associated with the manufacturing changes and our ability to alter production with minimal disruption, our results of operations during ramp-up and peak demand periods could be materially adversely affected.

     Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases is subject to various risks, including adverse changes in industry conditions, as well as unexpected actions by our competitors. We believe our current prices are generally at satisfactory levels given the increased quality and premium nature of our products; but if market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

    OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     During the third quarter of 2002, we derived approximately 26% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. We expect this percentage to increase substantially and the acquisition of Reed-Hycalog, if and when consummated, will further increase our international exposure. Our operations in certain international locations, including Mexico, Austria, Italy, China, and Indonesia, are subject to various political and economic conditions existing in those countries that could disrupt operations. Reed-Hycalog has similar risks for its facilities in the United Kingdom and Singapore. These risks include:

     o    changes in foreign tax laws;

     o    changes in regulations and labor practices;

     o    currency fluctuations and devaluations;

     o    currency restrictions and limitations on repatriation of profits; and

     o political instability or military conflict in oil or gas producing regions.

     Our foreign operations may suffer disruptions and we may incur losses that will not be covered by insurance, and we have not historically carried political risk insurance. In particular, terrorist attacks and other threats to U.S. national security and resulting U.S. military activity throughout the world increases the possibility that our operations could be interrupted or adversely affected. Such disruption could result in our inability to ship products in a timely and cost-effective manner or our inability to place contractors and employees in various countries or regions.

     Any material currency fluctuations or devaluations or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

     We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of "green" tubulars per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the United States on the resale of these tubulars, which could affect our ability to resell the tubulars in the United States. Further, our long-term supply contract with Voest-Alpine is denominated in euros. We have no significant offset for revenues in euros and we have not hedged for currency risk with respect to this contract. In addition, our manufacturing of tool joints in Italy has benefited from a weak euro against the dollar. Thus, a material long-term strengthening of the euro versus the U.S. dollar could materially adversely affect our results of operations.

    IF WE ARE UNABLE TO ADEQUATELY RENEW OR REPLACE OUR SUPPLY CONTRACT WITH VOEST-ALPINE AND OUR PROCESSING AGREEMENT WITH U.S. STEEL, OUR RESULTS OF OPERATIONS AND FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

     Our four year supply contract with Voest-Alpine under which we have agreed to purchase a minimum of 60,000 metric tons of tubulars per year expires in September 2003. The volume requirements represent approximately one-half to seventy-five percent of our normal worldwide requirements for this type of tubulars during normalized market conditions. If we are unable to successfully renew or replace this supply contract on terms reasonably acceptable to us, our results of operations would be adversely affected.

     Similarly, we have entered into a contract with U.S. Steel to provide processing services for virtually all of its large diameter casing products. This contract expires on December 31, 2003 and we do not expect that it will be renewed. If we are unable to adequately replace this business with comparable quantities and sales margins, our results of operations and financial results could be adversely affected.

    IN CONNECTION WITH OUR BUSINESS OPERATIONS AND THE REED-HYCALOG ACQUISITION, WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS THAT ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We have agreed to assume a substantial portion of Reed-Hycalog's obligations, responsibilities, liabilities, costs and expenses arising out of or incurred in connection with their business. Our products, as well as Reed-Hycalog's drill bits and related technologies, are complex and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers' costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment or the environment; regulatory investigations and penalties; and the suspension of the end-user's operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.

     Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be responsible for under the Reed-Hycalog purchase agreement. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under our policies will likely cause our premiums to increase. Any future damages deemed to be caused by our products or services, or those of Reed-Hycalog, that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

    WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

     Our operations are regulated under a number of federal, state, local and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Compliance with these environmental laws is a major consideration in the manufacturing of our products. Because we use and generate hazardous substances and wastes in our manufacturing operations, we may be subject to material financial liability for any investigation and clean-up of such hazardous materials, and any related personal injury damages or toxic tort claims. We have not historically carried insurance for such matters.

     In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. Liabilities we have agreed to assume in connection with the Reed-Hycalog acquisition include, subject to certain exceptions, certain obligations, liabilities, costs and expenses for violations of health, safety and environmental laws relating to the assets and include certain unknown, as well as known, obligations, liabilities, costs and expenses arising or incurred prior to, on or after the closing date. Furthermore, with certain exceptions, we may be required to indemnify Schlumberger against losses incurred in connection with or related to these assumed liabilities.

     We are also subject to various federal, state, local and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

    WE ARE UNFAMILIAR WITH THE DRILL BITS BUSINESS AND MAY FACE UNEXPECTED DIFFICULTIES IN OPERATING THE BUSINESS OR MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE REED-HYCALOG ACQUISITION IF AND WHEN IT IS CONSUMMATED.

     We currently do not own or operate drill bits businesses and the Reed-Hycalog acquisition will result in a new drill bits product line for us. Our overall management team has limited experience in drill bits development, manufacturing and distribution operations, so we may face regulatory and operational matters with which we are unfamiliar. In addition, we may be operating in unfamiliar markets and be less able to respond to changes in markets than our more experienced competitors. Therefore, until the Reed-Hycalog assets, product lines and operations have been transitioned into our operations, it is difficult to predict accurately the effects of the Reed-Hycalog acquisition. Furthermore, synergies and other benefits we expect to result from the acquisition of Reed-Hycalog may not be achieved or, if achieved, may not be achieved in the time frame in which they are expected. In addition, whether we will actually realize anticipated benefits depends on future events and circumstances beyond our control, such as a decline in economic conditions in general or in the oil and gas industry in particular, and the other risk factors discussed elsewhere on this Quarterly Report on Form 10-Q.

    WE MAY NOT HAVE THE SAME COMPETITIVE ADVANTAGES IN THE DRILL BITS BUSINESS AS WE ENJOY IN OUR CURRENT COMPETITIVE ENVIRONMENT.

     We hold a leading market position and have greater resources than many of our competitors in the business of manufacturing, supply and providing oilfield drill pipe and other drill stem products and premium connections and tubular products. The competitive environment for the drill bits business we would enter if the Reed-Hycalog acquisition is consummated differs greatly, with Smith International, Baker Hughes and Halliburton being the principle competitors. Each of these drill bits competitors has greater marketing, financial and technical resources than we do and could use those resources to affect our ability to compete, thereby reducing the sales, profits and benefits we expect to receive from the Reed-Hycalog acquisition.

    TRANSITIONING REED-HYCALOG INTO OUR CORPORATE STRUCTURE MAY STRAIN OUR RESOURCES AND MAY PROVE TO BE DIFFICULT.

     The Reed-Hycalog acquisition is significantly larger than any of our previous acquisitions. The significant expansion of our business and operations, both in terms of geography and magnitude, resulting from the acquisition of Reed-Hycalog may strain our administrative, operational and financial resources. In addition, the Reed-Hycalog acquisition will include the drill bits assets, but will not include all of the corporate infrastructure necessary to operate such business. The creation of corporate and administrative infrastructure for Reed-Hycalog and the transitioning of Reed-Hycalog into our company will require substantial time, effort, attention and dedication of management resources and may detract our management in unpredictable ways from our traditional business. The transition process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. These types of demands and uncertainties could have a material adverse effect on our business, financial condition and results of operations. We may not be able to manage the combined operations and assets effectively or realize any of the anticipated benefits of Reed-Hycalog.

     As part of our business strategy, we intend to pursue other strategic acquisitions and we may face similar challenges regarding such acquisitions.

    OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS.

     Although we are a U.S.-based manufacturing company, we do own and operate international manufacturing operations that support our U.S.-based business. If actions under U.S. trade laws were instituted that limited our access to these products, our ability to meet our customer specifications and delivery requirements would be reduced. Any adverse effects on our ability to import products from our foreign subsidiaries could have a material adverse effect on our results of operations.

     Additionally, foreign producers of tubular goods from various countries have been found to have sold their products, which may include premium connections, for export to the United States at prices that are lower than the cost of production or their prices in their home market or a major third-country market. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. Furthermore, tubulars produced by domestic steel mills and threaded by us in the U.S. may not be able to economically compete with tubulars manufactured and threaded at steel mills outside of the U.S. and we could be forced to our lower prices to uneconomical levels in order to compete.

   WE COULD BE SUBJECT TO ADDITIONAL EXPENSES FROM THE WATTS LITIGATION.

   As noted under Item 3. Legal Proceedings in our Annual Report on Form 10-K, we have recorded an additional reserve as a result of a jury verdict in litigation involving Mr. John D. Watts and our XL Systems(TM) subsidiary. We currently are appealing the verdict against XL Systems(TM), and Mr. Watts is appealing the trial courts determination to reduce the jury verdict and deny enhanced damages and to grant summary judgment on certain trade secret claims made by Mr. Watts. If the appellate court rules in favor of Mr. Watts, on one or more of these issues, it may be necessary for us to record an additional reserve, which could be material to the applicable periods results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

FINANCIAL INSTRUMENTS

     We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. Refer to Note 7 to the financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on financial instruments.

FOREIGN CURRENCY RISK

     The functional currency for most of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We partially hedge our exposure to changes in foreign exchange rates principally with forward contracts.

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

INTEREST RATES

     We are and will be subject to market risks for changes in interest rates related primarily to our long-term debt. Excluding the Senior Notes, most of our borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value. Based upon our debt balances, an immediate change of 1% in the interest rate would not cause a material change in interest expense on an annual basis. The fair value of financial instruments which significantly differed from their carrying value at September 30, 2002 were as follows:

                                                         CARRYING         FAIR
                                                           VALUE          VALUE
                                                           -----          -----
 Senior Notes.......................................     $   199.1     $   206.6

    Currently, we have variable interest rate debt totaling approximately $7.8 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from September 2002 levels, the effect on our interest expense would not be material. The carrying value of our variable interest rate debt approximates fair value as they bear interest at current market rates.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     In response to regulations promulgated by the Securities and Exchange Commission relating to the recently enacted Sarbanes-Oxley Act, we have instituted a formalized process intended to provide greater focus and accuracy with respect to disclosures contained in our reports filed with the Securities and Exchange Commission. These procedures include obtaining input and recommendations from our key managers in our operating divisions and in our legal, finance and accounting departments, specific reviews of the financial and operational results of each of our segments with senior management from these divisions, input and review from our outside legal and accounting advisors, and reviews and surveys from our key accounting personnel regarding our results of operations and books and records.

     Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures we have instituted. Based on the evaluation, our principal executive officer and principal financial officer believe that:

     (a) the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms;

     (b) such information is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

     (c)  the Company's disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation referred to in the preceding paragraph, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.


                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 28, 2002, the Company held its reconvened meeting to stockholders to finalize the vote on the Company's directors. With respect to the meeting, there were 110,765,260 shareholders of record and 100,509,733 shareholders represented in person or proxy at the meeting. All nominees for director were elected. The following chart sets forth the votes cast in the election.

                                                                                   Broker Nonvotes/
Directors Name                              For                 Withheld             Abstentions
--------------                          -----------             ----------         ----------------
Bernard J. Duroc-Danner                  98,382,906             2,126,827                 --
David J. Butters                         97,751,975             2,757,758                 --
Eliot M. Fried                           98,693,166             1,816,567                 --
Sheldon B. Lubar                         99,854,440               655,293                 --
Michael McShane                          96,888,344             3,621,389                 --
Robert K. Moses, Jr.                    100,244,636               265,097                 --
Robert A. Rayne                          99,861,819               647,914                 --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          a.  99.1 Section 906 Certifications

     (b) Reports filed on Form 8-K during the three months ended September 30, 2002 - None.

                                    SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRANT PRIDECO, INC.


                                   By:       /s/ LOUIS A. RASPINO
                                       ----------------------------------------
                                                 Louis A. Raspino*
                                      Vice-President and Chief Financial Officer


                                   By:         /s/ GREG L. BOANE
                                       ----------------------------------------
                                                   Greg L. Boane*
                                                Corporate Controller
                                            (Principal Accounting Officer)


                                        * Also signing on behalf of each of the
                                          additional registrants.

Date: November 14, 2002

                                  CERTIFICATION


I, Michael McShane, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grant Prideco, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or person's performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002       Signature: /s/ Michael McShane
      ------------------                 --------------------------------------
                                         President and Chief Executive Officer

                                  CERTIFICATION

I, Louis A. Raspino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grant Prideco, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or person's performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                      Signature: /s/ Louis A. Raspino
      -----------------------                           -----------------------
                                                        Vice President and
                                                        Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number                    Description
--------------                    -----------
  a.  99.1            Section 906 Certifications