Form 10-K
period 2002-12-31
XL SYSTEMS LP; XL SYSTEMS INTERNATIONAL INC; TUBE ALLOY CORP; TUBE ALLOY CAPITAL CORP; TEXAS ARAI INC; TA INDUSTRIES INC; STAR OPERATING CO; GRANT PRIDECO LP; GRANT PRIDECO HOLDING LLC; GP EXPATRIATE SERVICES INC
filed 2003-03-31
CIK 1127137, 1127136, 1127135, 1127134, 1127133, 1127132, 1127128, 1127127, 1127124, 1127120

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



                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002




                   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                           FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER: 001-15423

                              GRANT PRIDECO, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                    76-0312499
                (State or Other Jurisdiction                                       (I.R.S. Employer
             of Incorporation or Organization)                                   Identification No.)
               1330 POST OAK BLVD. SUITE 2700                                           77056
                       HOUSTON, TEXAS                                                 (Zip Code)
          (Address of Principal Executive Offices)

                                 (832) 681-8000
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]    No [ ]

    Aggregate market value of Common Stock held by nonaffiliates as of June 28, 2002: $1,496,296,303

    Number of shares of Common Stock outstanding as of March 20, 2003: 121,357,838

                        TABLE OF ADDITIONAL REGISTRANTS

                                         JURISDICTION OF
NAME*                                       FORMATION      EMPLOYER ID
-----                                    ---------------   -----------
GP Expatriate Services, Inc............     Delaware       76-0632330
GP USA Holding, LLC....................     Delaware       13-4221983
Grant Prideco European Holding, LLC....     Delaware       32-0046544
Grant Prideco Finance, LLC.............     Delaware       13-4221988
Grant Prideco Holding, LLC.............     Delaware       76-0635560
Grant Prideco Marine Products and           Delaware       42-1543911
  Services International, Inc..........
Grant Prideco PC Composites Holdings,       Delaware       76-0694902
  LLC..................................
Grant Prideco USA, LLC.................     Delaware       51-0397748
Grant Prideco, L.P.....................     Delaware       76-0635557
Intellipipe, Inc. .....................     Delaware       87-0663327
Plexus Deepwater Technologies, Ltd.....      Texas         04-3611630
Reed-Hycalog Azerbaijan, LLC...........     Delaware       30-0149347
Reed-Hycalog Colombia, LLC.............     Delaware       16-1641797

                                         JURISDICTION OF
NAME*                                       FORMATION      EMPLOYER ID
-----                                    ---------------   -----------
Reed-Hycalog International Holding,         Delaware       01-0755186
  LLC..................................
Reed-Hycalog Kazakhstan, LLC...........     Delaware       30-0149350
Reed-Hycalog L.L.C.....................     Delaware       47-0898819
Reed-Hycalog Norway, LLC...............     Delaware       16-1641796
Reed-Hycalog Operating, L.P............     Delaware       47-0898821
Reed-Hycalog Russia, LLC...............     Delaware       36-4515184
Reed-Hycalog Thailand, LLC.............     Delaware       30-0149348
Star Operating Company.................     Delaware       76-0655528
TA Industries, Inc.....................     Delaware       76-0497435
Texas Arai, Inc........................     Delaware       74-2150314
Tube-Alloy Capital Corporation.........      Texas         76-0012315
Tube-Alloy Corporation.................    Louisiana       72-0714357
XL Systems International, Inc..........     Delaware       76-0602808
XL Systems, L.P........................      Texas         52-2269528

---------------

* Except for Grant Prideco USA, LLC, Grant Prideco Finance, LLC, GP USA Holding, LLC, and Grant Prideco European Holding, LLC, the address, telephone number, and zip code for each of the additional Registrants is the same as for Grant Prideco, Inc. The address and zip code for Grant Prideco USA, LLC, Grant Prideco Finance, LLC, GP USA Holding, LLC, and Grant Prideco European Holding, LLC, is 500 Delaware Avenue, Suite 900, Wilmington, DE 19801.

    Grant Prideco, Inc. (the "Company") owns directly or indirectly all of the outstanding capital stock of each of the additional Registrants listed above. Each of the additional Registrants is a guarantor of the Company's obligations under its 9 5/8% Senior Notes Due 2007 (9 5/8% Senior Notes) and 9% Senior Notes Due 2009 (9% Senior Notes). No separate financial statements for the additional Registrants have been provided or incorporated because: (1) the financial statements of the Company included in this report include the operations of each of the additional Registrants and (2) Note 22 to the Company's accompanying audited financial statements includes audited condensed consolidating financial statements of the Company separating the financial results for the additional Registrants from the Company and any subsidiaries that are not guarantors of the Company's obligations under the 9 5/8% Senior Notes and 9% Senior Notes.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Listed below is the document parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
---------------

(1) Proxy Statement for 2003 Annual Meeting of Stockholders -- Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
          General.....................................................    2
          Industry Overview...........................................    2
          The ReedHycalog(TM) Acquisition.............................    3
          Business Strategy...........................................    4
          Drilling Products and Services Segment......................    5
          ReedHycalog(TM) Segment.....................................    7
          Tubular Technology and Services Segment.....................    8
          Marine Products and Services Segment........................   10
          Other Segment...............................................   11
          Other Business Data.........................................   11
          Employees...................................................   13
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   15

                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
          General.....................................................   18
          Critical Accounting Policies and Estimates..................   18
          Market Trends and Outlook...................................   20
          Future Market Trends and Expectations.......................   22
          Results of Operations.......................................   22
          Liquidity and Capital Resources.............................   32
          Forward-Looking Statements and Exposures....................   36
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   43
Item 8.   Financial Statements and Supplementary Data.................   45
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   95

                                  PART III
Item 15.  Controls and Procedures.....................................   95

                                  PART IV
Item 16.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   95
          Signatures..................................................   99

                                   FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance premium connections and tubular products. Our drill stem products are used to drill oil and gas wells while our premium connections and tubular products are primarily used in drilling and completing oil and gas wells. Our strong market positions, particularly in the high-end, technology-based end of these products, have allowed us to provide innovative solutions to the drilling and production challenges of our customers in some of the world's harshest environments and most complex well conditions. We also provide a variety of products and services to the growing worldwide offshore and deepwater market through our marine products and services segment. These products are used for subsea construction, installation, and production of oil and gas wells.

     We historically have operated through three primary business segments: (1) drilling products and services, (2) tubular technology and services (previously premium connections and tubular products) and (3) marine products and services. On December 20, 2002, we acquired the ReedHycalog(TM) drill bits business from Schlumberger Technology Corporation and its affiliates, which we are operating as our fourth primary business segment. We also are involved in joint ventures to develop and commercialize intelligent drill pipe and composite motors and pumps.

INDUSTRY OVERVIEW

     Our business is materially dependent on the level of drilling activity worldwide, which depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Our drilling products segment's revenues and ReedHycalog's revenues most closely track worldwide rig counts while our tubular technology and services business is dependent on the U.S. rig count, particularly the natural gas rig count, and more specifically, rigs drilling for deep gas. Over the short-term, this segment can also be affected by changes in distributor inventory levels and tubular steel mill activity. Our marine products and services are primarily dependent on domestic and international offshore rig counts, particularly in the U.S. Gulf of Mexico. Major trends within our industry which should positively affect our operations include:

     - Increasing prevalence of natural gas wells -- During 2002, rigs drilling for natural gas in the United States represented approximately 83% of total rigs drilling compared to approximately 54% of total rigs drilling in 1995. We believe this trend towards increased drilling for natural gas should favorably impact our businesses. Depletion rates for natural gas wells in the U.S. have significantly increased during the past ten years, which indicates that more wells will need to be drilled to keep production levels constant. According to the Energy Information Administration, natural gas demand in the United States is expected to increase 49% over the next 20 years from 23 trillion cubic feet in 2000 to 35 trillion cubic feet in 2025, implying a need for increased drilling. Gas wells, particularly deep gas wells, generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require premium connections and tubular products such as those offered by our tubular technology and services segment, as opposed to American Petroleum Institute (API) standard for products.

     - Drilling of increasingly complex wells -- In recent years, there has been increasing intensity in the use of drill stem products and drill bits as a result of more wells being drilled directionally, horizontally, deeper or in more extreme downhole environments. With the increased complexity of drilling activity, demand for premium drilling products, such as our proprietary line of eXtreme(TM) drill stem products and ReedHycalog's recently introduced TReX(TM) drill bit line is growing. We believe these trends will favorably impact long-term demand for our high-performance drill stem and drill bit products, particularly our more profitable, high-end premium products.

     - Drilling of deeper wells -- Since 1999, the average number of rigs in the U.S. drilling at depths greater than 10,000 feet has increased steadily. We believe this trend favorably impacts long-term demand for our principal product lines. As well depth increases, completion tubular (tubing and casing) requirements increase at a greater rate than well depth. For example, a 10,000-foot well utilizes more than twice the amount of the tubulars utilized in a 5,000-foot well. Deeper wells also typically require larger diameter drill pipe with greater wall thicknesses and enhanced performance characteristics, such as our patented 5 7/8-inch drill pipe. In addition, as drilling depths reach 8,000 feet or greater, an increased likelihood exists that a proprietary fixed-cutter bit, such as ReedHycalog's TReX(TM) and TuffDuty(TM) products, will be utilized.

     - Increasing deepwater drilling -- Deepwater drilling projects, which tend to be longer-term and more capital intensive than other types of drilling projects, are increasing. As a result, demand for products and services for deepwater projects is more stable and less likely to be influenced by short-term changes in commodity prices. Demand for our marine products and services segment is generally less cyclical than our other segments. Deepwater projects also tend to be less price sensitive and are more likely to require high-performance drill pipe, premium connections and high-end premium drill bits.

     - Rationalized drill pipe inventories -- We estimate that the production of drill pipe compared to drilling activity during the period from 1999 through 2002 decreased compared to the production of drill pipe compared to drilling activity during the period from 1996 through 1998. We believe this indicates that our drill pipe customers are currently holding less drill pipe inventory compared to levels carried in the market downturn during 1999. This should favorably impact demand for our drill stem products if market conditions improve, particularly in North America.

THE REEDHYCALOG(TM) ACQUISITION

     The purchase price for the ReedHycalog(TM) drill bits business was approximately $350 million, consisting of approximately $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock and approximately $5 million of assumed non-current liabilities. ReedHycalog(TM) is a leading designer, manufacturer and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry. ReedHycalog(TM) has been designing, manufacturing and distributing drill bits for over 80 years.

     We believe that ReedHycalog(TM) provides us with a number of strategic, financial and operational benefits. ReedHycalog(TM) is a particularly attractive addition to our existing business for the following reasons:

     - Logical product line extension with strong strategic and industrial fit -- Numerous similarities exist between the operational, metallurgical and technical challenges facing the research, development, design and manufacture of drill pipe and drill bits. We believe logical synergies exist that will allow us to assimilate ReedHycalog's manufacturing and sales operations into our Company and to expand the technological and operational capabilities of the combined product lines.

     - Critical product line -- While the investment in drill bit products and services represents a relatively insignificant portion of the total exploration and development costs of drilling a well, the selection of the appropriate drill bits can have a significant impact on the speed, and thus the overall cost, of a drilling project. The ReedHycalog(TM) acquisition further expands our ability to provide the industry with high-quality, technologically advanced, brand name products that reduce overall drilling costs. We believe the relatively low cost and high value impact of drill bit products and services will continue to increase in importance as drilling programs continue to migrate towards more expensive and complex wells in increasingly harsh environments.

     - Diversified existing customer base and strong international market presence -- ReedHycalog(TM) markets and sells drill bits in virtually every major oil and gas producing region in the world through an integrated manufacturing and sales network. ReedHycalog's strong sales force and distribution network directly support a diversified customer base, with no single significant customer. We believe this strong international presence, combined with ReedHycalog's established market presence and excellent reputation for superior products, will provide an expanded platform for future growth of our products, especially in international locations.

     - Financial strength and diversification of earnings and cash flow -- We believe the ReedHycalog(TM) acquisition will improve the stability of our earnings and cash flow while allowing us to realize overall growth in revenues, earnings and cash flow. ReedHycalog(TM) has a history of strong profitability and cash flow during both strong and weak market conditions, which we believe will provide us with additional cash flow and improve margins throughout the market cycle. ReedHycalog's revenues and profitability generally follow fluctuations in worldwide rig counts, complementing our drilling products and services revenues and profitability that have historically lagged changes in rig counts by three to six months. In addition, ReedHycalog's exposure to international markets should reduce our relative dependence upon domestic markets, which historically have been less stable than international markets.

BUSINESS STRATEGY

     Our business strategy is to achieve industry leadership in innovative drilling and completion technologies. Key elements in implementing our business strategy include:

     - Continuing to develop new and technologically advanced products that increase profitability and expand product offerings -- During the past three years, we have successfully introduced new technologically advanced products to the industry that have increased our profitability through the market cycle and our ability to provide our customers with products and solutions that enhance efficiencies and reduce costs. Examples of our successes include our eXtreme(TM) product line, our development with Enventure Global Technology, L.L.C., a joint venture between Shell Technology Ventures, Inc. and Halliburton Energy Services, of the world's first connection for expandable tubulars and our development of proprietary landing strings. Similarly, ReedHycalog(TM) recently launched its TReX(TM) product line and TuffDuty(TM) drill bit technology. We currently are investing in, and actively pursuing, additional high value-added technologies through internal development or joint ventures with industry partners. These technologies include the development and planned commercialization of the first intelligent drill pipe system for real time, high speed, data transmission along the drill string, commercialization of a multi-faceted premium connection and the development and commercialization of state-of-the-art composite motors and pumps.

     - Expanding the geographic scope of our product offerings -- In March 2002, we obtained a controlling interest in our Chinese drill pipe manufacturing affiliate and entered into a joint venture with a Chinese tubular mill to manufacture unfinished drill pipe in China. We believe these investments have secured us the leading drill pipe market share in the growing Chinese market. We also believe that our significant presence in China will provide us with an avenue through which we can enhance ReedHycalog's Chinese market share.

     - Continuing our focus on improving internal processes and operations -- In order to enhance our profitability, improve our free cash flow and further position us to take advantage of market opportunities, we implemented an operational reorganization plan during the first quarter of 2001 that we are continuing to focus on. We shifted from a manufacturing philosophy focused principally on maximizing plant utilization to one focused on producing primarily for order fulfillment that minimizes costs and working capital requirements. We implemented a capital improvement plan with the objective of reducing costs and improving operating efficiencies. We currently are in the final stages of installing state-of-the-art, automated pipe handling equipment in our Navasota, Texas facility and other automated processes throughout our organization. We believe these initiatives allow us to further reduce costs, operate more efficiently during poor market conditions and ramp-up operations more quickly when market conditions improve. In particular, we believe these state-of-the-art improvements have reduced our overall reliance on personnel.

DRILLING PRODUCTS AND SERVICES SEGMENT

     Our drilling products and services segment manufactures and sells a variety of drill stem products used for the drilling of oil and gas wells. The principal products sold by this segment are: (1) drill pipe products, including tool joints, (2) drill collars and heavy weight drill pipe, and (3) drill stem and other accessories.

     Our drill stem products are consumable capital goods and wear out through a combination of friction and metal fatigue. Demand for our drill stem products is impacted primarily by changes in drilling activity and worldwide rig activity. Changes in the rig count affect demand in two ways. First, activity levels affect ongoing demand positively or negatively depending on the level. Second, drill pipe associated with idle rigs owned by a drilling contractor becomes available for use on the active rigs of that contractor. As a result, rig contractors will generally fully utilize their inventory on these idle rigs until their inventory drops to a level that would limit their ability to reactivate their rig fleet to meet demand that they expect to see in the next three to six months. Accordingly, in a declining rig count environment, demand for drill pipe declines faster than the rig count. Conversely, in an increasing rig count environment, demand will generally exceed the basic or normalized demand associated with that rig count due to the need to add drill pipe on reactivated rigs that are being prepared for reactivation.

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

     With the increased complexity of drilling activity, demand for our proprietary line of eXtreme(TM) drilling and other premium drilling products has increased. This value-added product line is specifically designed for extreme drilling conditions such as extended reach, directional, horizontal, deep gas, offshore, and ultra-deepwater drilling, as well as high-temperature, high-pressure, and corrosive well conditions. Operators and drilling contractors have embraced this product line as a way to improve their efficiency and assure performance when drilling under extreme conditions. We believe that our eXtreme(TM) product line offers some of the highest-performance drilling products ever brought to market and provides our customers with engineered solutions for some of their most challenging drilling applications. In addition to our eXtreme(TM) product line, our premium drill pipe products include our High-Torque(R) connections, proprietary sour-service grades, SmoothX(TM) hard facing line, and other proprietary products.

     Our drilling products are sold to a variety of customers, including oil and gas drilling contractors, rental tool companies, and major, independent, and state-owned oil and gas companies. Our customers' purchasing decisions are generally based on operational requirements, quality, price, and delivery. Our principal competitors for our drill stem products include Drilco Group (a subsidiary of Smith International), Texas Steel Conversion, OMSCO Industries (a subsidiary of ShawCor Ltd.), IDPA (a subsidiary of Vallourec & Mannesmann Tubes (V&M Tubes)) and various smaller local manufacturers in the U.S. and in foreign countries. We typically compete on quality, technology, price, and delivery and we believe we are the technological leader in our industry.

     The following is a description of our principal drill stem products:

  DRILL PIPE PRODUCTS

     Drill pipe is the principal mechanical tool, other than the rig, required for the drilling of an oil or gas well. Its primary purpose is to connect the above-surface drilling rig to the drill bit. A drilling rig will typically have an inventory of 10,000 to 25,000 feet of drill pipe depending on the size and service requirements of the rig. Joints of drill pipe are connected to each other with a welded-on tool joint to form what is commonly referred to as the drill string or drill stem.

     When a drilling rig is operating, motors mounted on the rig rotate the drill pipe and drill bit. In addition to connecting the drilling rig to the drill bit, drill pipe provides a mechanism to steer the drill bit and serves as a conduit for drilling fluids and cuttings. Drill pipe is a consumable capital good that can be used for the drilling of multiple wells. Once a well is completed, the drill pipe may be used again in drilling another well until the drill pipe becomes damaged or wears out. We estimate that the average life of a string of drill pipe is three to five years, depending on usage, and that an average rig will consume between 125 and 175 joints (3,875 to 5,425 feet) per year under normal conditions.

     In recent years, the depth and complexity of the wells our customers drill, as well as the specifications and requirements of the drill pipe they purchase, has substantially increased. Today we estimate that around 95% of the drill pipe we sell is required to meet specifications exceeding minimum API standards. Our products are generally designed to meet or exceed these standards. We offer a broad line of premium drilling products designed for the offshore, international, and domestic drilling markets. Our premium drilling products include our proprietary lines of XT(R) connections and our patented 5 7/8-inch drill pipe that delivers hydraulic performance superior to standard 5 1/2-inch drill pipe, and weight benefits superior to standard 6 5/8-inch drill pipe.

  DRILL COLLARS

     Drill collars are used in the drilling process to place weight on the drill bit for better control and penetration. Drill collars are located directly above the drill bit and are manufactured from a solid steel bar to provide necessary weight.

  HEAVY WEIGHT DRILL PIPE AND OTHER DRILL STEM PRODUCTS

     Heavy weight drill pipe is a thick-walled seamless tubular product that is less rigid than a drill collar. Heavy weight drill pipe provides a gradual transition zone between the heavier drill collar and the lighter drill pipe.

     We also provide kellys, subs, pup joints (short and odd-sized tubular products), and other drill stem accessories. These products all perform special functions within the drill string as part of the drilling process.

  INTELLISERV JOINT VENTURE

     We own 50% of this joint venture partially sponsored by the U.S. Department of Energy to commercialize intelligent drill pipe that permits real-time transfer of data through the drill string. This modified drill pipe is embedded with a telemetry system that permits two-way data transmission along the drill string at rates of up to two million bits per second, which is exponentially greater than the data transmission rates for measurement while drilling and logging systems utilized today. We currently are in the prototype testing and refinement stage and would not expect to introduce a product commercially until some time in 2004. Due to the unproven nature of the technology and that it is still in its development state, we can provide no assurances that it will be successful or be able to be marketed and sold on a commercial basis. Before the fourth quarter of 2002, our Intelliserv joint venture was accounted for in our Other segment.

  OPERATIONS

     Our drilling products are manufactured in the U.S., Canada, China, Italy, Mexico, Singapore, Austria, and Indonesia. These products are sold and serviced through over 16 sales and service facilities located around the world.

     We believe we are the only fully vertically integrated drill pipe manufacturer in the world, controlling each facet of the drill pipe manufacturing process. We manufacture the green tube, the total joint and complete the finishing and welding operations. We believe this unique manufacturing strategy provides us with significant competitive advantages over other drill pipe manufacturers, including those located outside the U.S. that may have labor and other cost advantages over our U.S.-based manufacturing operations. By controlling each facet of the drill pipe manufacturing process, we are able to tailor our processes and techniques to meet our customers' demanding product specifications, particularly with respect to green drill pipe tubes with body wall thickness, wall uniformity, and other features that exceed minimum API standards and are not readily available from third-party mills. We are in the process of implementing a capital improvement program with the objective of automating additional manufacturing processes, reducing our costs and allowing us to respond quicker to changes in demand.

REEDHYCALOG(TM) SEGMENT

     Our drill bit products and services business is comprised entirely of the operations of ReedHycalog(TM), which was acquired from Schlumberger in late December 2002. ReedHycalog(TM) is a leading global designer, manufacturer, and distributor of drill bits and related technology to the oil and gas industry. ReedHycalog(TM) services its customer base through a technical sales and marketing network in virtually every significant oil and gas producing region in the world. Drill bits are generally sold directly to drilling rig operators and to drilling contractors on turnkey and footage contracts. Competition is based on technical performance, price, and service.

     Drilling through subsurface strata to locate oil and gas requires a drill bit to be run on drill pipe or conveyed through coiled tubing and rotated by surface rig equipment or downhole motors and turbines. Selecting the optimal bit for a particular application represents one of the many challenges faced by oil and gas companies and drilling contractors in planning a well. Similar to the drill stem market, the primary market driver is worldwide drilling activity or, more specifically, total footage drilled. In addition, demand is a function of well depth and complexity with demand for PDC bits (as described below) tied more strongly to offshore, directional, or horizontal drilling.

     Continuous drill bit research and development results in improved reliability, advanced composite designs, enhanced hydraulics, and greater stability across all drill bit types. While this provides customers a broader range of capabilities, drill bit selection becomes more challenging. Drill bits must be durable, drill quickly, and may also need features aimed at the unique problems encountered with steerable systems, downhole motors, short radius wells, coiled tubing drilling, re-entry, and extended reach wells. These complex operations require skilled applications expertise and drill bit knowledge for proper drill bit selection. A proper combination of expertise from the drill bit vendor and collaboration with the customer drilling engineers will typically yield the best result.

     Drill bits constitute a very small percentage of total well costs, but are a critical component of well-construction economics. The time required to drill a well is directly related to a drill bit's rate of penetration and footage drilled prior to becoming dull and requiring replacement. On a cost-per-foot basis, selecting the appropriate drill bit significantly reduces drilling costs by decreasing drilling time and the number of trips required in and out of a well. Typically, roller-cone bits are most appropriate for shallow land rig operations, while higher performance roller-cone or fixed-cutter bits with better rates of penetration and longer lives offer the most economic choice for offshore and deep wells where rig rates and trip costs are high.

     ReedHycalog(TM) provides a complete series of drill bits incorporating advanced materials technology and a range of performance-enhancing features. This broad product offering provides customers with maximum flexibility in selecting drill bits. In addition, ReedHycalog(TM) provides drill bit selection and well planning services through its field sales organization and bit optimization engineers.

     The drill bit market consists of two product types: fixed-cutter bits and roller-cone bits. ReedHycalog(TM) manufactures and sells both product types on a global basis.

  FIXED-CUTTER BITS

     ReedHycalog(TM) first manufactured natural diamond bits in 1953 and PDC bits in 1974.

     The predominant fixed-cutter bit used in the oil and gas industry is the PDC bit. PDC bits have no moving parts and are therefore intrinsically more reliable than roller-cone bits, but they are generally more sensitive to geological changes. PDC bits drill with a shearing action to remove rock by dragging the diamond elements through the formation as the drill bit body rotates. PDC bits allow faster rates of drilling penetration and can drill complete well sections without the need for bit replacement. As a result, they are used in high cost drilling locations (such as offshore or in remote locations) where their technical advantages reduce drilling time sufficiently to justify the high unit sales price.

     ReedHycalog(TM) provides many fixed-cutter bit types and technology under various brand names including TReX(TM), DuraDiamond(TM), DiamondBack(TM), and many others. One of the most significant recent technologies is the TReX(TM) cutter technology, which significantly advances long-standing efforts by the PDC synthesis industry to develop polycrystalline diamond material that increases abrasion resistance (wear life) without sacrificing impact resistance (toughness). This technology maintains a sharp, low-wearing, tough cutting edge that is producing results that exceed conventional standards for PDC bit performance.

  ROLLER-CONE BITS

     ReedHycalog(TM) has manufactured roller-cone bits since 1916 and produces roller-cone bits for a wide variety of oil and gas drilling applications. Roller-cone bits consist of three rotating cones that have cutting teeth, which destroy the formation through a crushing action as the cones rotate in conjunction with the rotation of the drill pipe. This cutting mechanism, while less efficient than fixed-cutter bits, is more versatile in harder formations, or where the geology is changing. ReedHycalog(TM) manufactures drill bits with milled teeth and with tungsten carbide insert teeth, which have a longer life in harder formations.

     ReedHycalog(TM) markets its roller-cone products and technology globally under various brand names including TuffDuty(TM), Titan(TM), and Mudpick(TM).

  OPERATIONS

     ReedHycalog(TM) manufactures fixed-cutter bits in Stonehouse (U.K.) and in Houston, Texas and roller-cone bits in Singapore and a separate facility in Houston, Texas. All facilities are ISO 9001 certified.

     ReedHycalog(TM) markets its drill bits through a global sales and marketing network. ReedHycalog(TM) sales and marketing employees are strategically positioned around the world. Sales people are distributed in North and South America, Europe, CIS, Africa, Middle East and Asia. The sales force is technologically sophisticated and has developed strong regional expertise.

     ReedHycalog's principal competitors for the sale of drill bits are Hughes Christensen (a division of Baker Hughes), Security DBS (a division of Halliburton) and Smith Bits (a division of Smith International), as well as numerous smaller competitors throughout the world.

TUBULAR TECHNOLOGY AND SERVICES SEGMENT

     Our tubular technology and services segment provides a full range of premium threaded connections for casing, production tubing, and other accessory equipment. This segment also manufactures and sells premium casing and tubing for use with our connections as well as third-party connections.

     Our principal premium connection line is our Atlas Bradford(R) product line. We offer this product line primarily in the U.S. and Canada due to a licensing arrangement previously entered into by us in which the international rights to our Atlas Bradford(R) connection line were licensed to a third party. We also offer worldwide proprietary connections for specialty products such as expandable casing.

     The demand for our tubular technology and services is heavily dependent upon North American natural gas drilling activity, and it is more particularly dependent upon rigs drilling for deep gas. Demand for these products on a short-term basis is affected by the level of inventory held by distributors of oil country tubular goods (OCTG). Distributors often reduce purchases during periods of decreased drilling activity until their inventory positions are brought in line with then-prevailing market conditions.

     Over the long-term, a key factor impacting demand for our tubular technology and services is the U.S. dependence on natural gas as a fuel. Gas wells generally encounter higher reservoir pressures and require larger diameter tubulars with thicker walls and higher strength steel grades than oil wells, and thus usually require premium connections and tubular products as opposed to API-standard products. These wells also are more likely to be drilled utilizing higher-end drill stem products such as our eXtreme(TM) product line. Natural gas drilling represents approximately 83% of the wells drilled in North America during 2002. Also, depletion rates for natural gas wells in the U.S. have significantly increased during the past ten years, which indicates that more wells will need to be drilled to keep production levels constant. Therefore, we believe that domestic demand for natural gas will substantially increase over the next 5 to 10 years. This increased demand for natural gas should increase the number of natural gas wells being drilled and completed, thus increasing demand for our tubular technology and services.

     Our principal competitors for this division are Hydril Company, V&M Tubes, the Tenaris Group, Sumitomo, Kawasaki Steel, Nippon Steel, Hunting Interlock, Inc., Benoit, Inc., Steel Services, Inc., and numerous other competitors domestically and internationally.

     The following is a description of our principal premium connections and tubular products and services:

  ATLAS BRADFORD(R) THREADING AND SERVICE

     We market our premium engineered connections primarily through our Atlas Bradford(R) product line, which has been recognized as one of the industry's leading connections for more than 40 years. Through this line, we offer proprietary connections designed for all types and sizes of premium tubing and casing. We thread these connections on tubing and casing provided by third parties as well as on our own Atlas Bradford(R) and TCA(TM) tubing and casing. Our customers use premium connections when they need a connection that maintains a gas-tight seal while subjected to extreme tension, pressure, and compression forces or while drilling near environmentally sensitive areas. The failure of a premium connection can be a catastrophic event, leading to the loss of a well or a blowout. Therefore, operators and oil and gas companies generally purchase the best available connection, with price as a secondary factor.

     We also sell our premium connections on tubular products directly to operators of oil and gas wells. We generally sell our tubular technology and services through major distributors in the U.S. and Canada. Our Atlas Bradford(R) premium tubing is manufactured and designed to customer specifications for quick delivery or distributor inventory. Our premium tubing is generally sold only with our Atlas Bradford(R) premium connections.

  TCA(TM)

     Our premium casing products are offered through our TCA(TM) product line. These product offerings are designed to address that segment of the oilfield tubular casing market that requires special product characteristics not generally offered by the tubular steel mills. Our TCA(TM) product line also provides tubular processing services for major tubular steel mills.

     We manufacture and sell premium casing, which includes high-performance, proprietary, and custom-designed OCTG from 5 to 17 inches in diameter as well as API casing. Our premium casing is designed for critical applications. To capitalize on the high value spot market, we maintain common and high-alloy green tube inventories to provide quick delivery of custom-finished casing and coupling stock. To meet specific customer specifications and delivery requirements, we offer our specialized Premium Pipe Pak(TM) product line. Premium Pipe Pak(TM) is an innovative bundling of proprietary casing, premium engineered connections, and inspection services offered in conjunction with an independent third-party inspection company. This product line allows the customer the option of having threaded and inspected critical-service casing shipped "rig-ready" directly to the customer's well site, which reduces costs and delivery times.

  TUBE-ALLOY(TM) ACCESSORIES

     Tubular accessories are manufactured and sold through our Tube-Alloy(TM) product line and include flow control equipment, such as vacuum-insulated tubing, pup joints, and landing nipples. Our vacuum-insulated tubing represents an advanced flow-control solution used to minimize paraffin deposits, gas hydrate formation, and annular pressure buildup in deepwater production environments. Through our Tube-Alloy(TM) product line, we thread third-party tubular products with our Atlas Bradford(R) connections as well as with third-party connections licensed to us.

  TEXAS ARAI(TM) COUPLINGS

     We manufacture and sell couplings through our Texas Arai(TM) product line. Couplings are used to connect joints of premium and API casing and tubing. Texas Arai(TM) is one of the world's largest providers of couplings for oilfield applications. Texas Arai's couplings are provided to mills, distributors of tubular products, and end-users.

  G-PEX JOINT VENTURE

     We own 50% of this joint venture relating to the commercialization of composite progressive cavity motors and pumps. These composite products are expected to have lower manufacturing costs and longer operating life than conventional motors and pumps. We currently expect to introduce our first composite products from this joint venture during 2003 or thereafter. However, due to the unproven nature of this technology and the fact that it is still in its development stage, we can provide no assurances that it will be successful or that we will be able to market and sell products on a commercial basis. Before the fourth quarter of 2002, our G-PEX joint venture was accounted for in our Other segment.

  OPERATIONS

     Our manufacturing processes for premium tubing and casing are generally similar to the processes used to manufacture the tubular component of a joint of drill pipe, with the exception that tubing, once manufactured, will have a threaded connection cut into each end rather than a welded-on tool joint. Except for sales of finished tubing and casing by Voest-Alpine, we do not manufacture the green tubes used for tubing and casing. Rather, we provide threading and processing services to our customers or further process the purchased green tube into finished tubing or casing that we sell. Presently, U.S. Steel and NS Group supply a majority of our seamless tubular material requirements for premium casing and tubing, although other tubular sources are available to us. Manufacturing operations for this segment are conducted at various locations in Texas, Louisiana, Oklahoma, Wyoming, and Canada.

MARINE PRODUCTS AND SERVICES SEGMENT

     Our marine products and services segment provides a variety of products and services for the offshore oil and gas construction and completion business. Our products and services in this segment consist of our proprietary XL Systems marine connections for large bore tubulars, including drive pipe, jet strings, conductor casing and tendons, hammer and installation services, and top tension production risers. Also, we recently added a newly patented line of innovative wellheads for jack-up drilling using the Plexus POS-GRIP(TM) system.

     The demand for our marine products and services is heavily dependent on the level of offshore and deepwater drilling activity in North America (primarily in the U.S. Gulf of Mexico and Eastern Canada) as well as other international locations. While this activity is dependent upon oil and gas prices, deepwater projects are generally longer-term and more capital intensive in nature and less likely to be influenced by short-term changes in oil and gas prices. The marine products and services segment is therefore generally less cyclical as compared to our other business segments.

  XL SYSTEMS AND OTHER MARINE CONNECTIONS

     Our XL Systems product line offers the customer an integrated package of large bore tubular products and services for offshore completions and production. This product line includes our proprietary line of wedge thread marine connections on large bore tubulars and related engineering and design services. We provide this product line for drive pipe, jet strings, conductor casing, and tendons. We also offer weld-on connections and service personnel in connection with the installation of these products. We also recently purchased the rights to a proprietary weld-on connection, which we believe will help us increase market share in these markets.

  HAMMER AND OTHER INSTALLATION SERVICES

     We offer various hammer and related installation services. Our hammer services are used in connection with the installation of our XL Systems drive pipe as well as drive pipe provided by third parties. Our welding and caisson installation services are provided utilizing weld-on marine connectors. We believe we own the largest fleet of hydraulic hammers operating in the U.S. Gulf of Mexico. Hydraulic hammers provide a higher energy source, and are safer and more environmentally efficient than diesel-powered mechanical hammers.

  RISERS

     Risers generally come in sizes ranging from 9 5/8 inches to 13 3/8 inches and represent that section of the offshore production system ranging from the wellhead and mudline up to the offshore production platform, which is typically either a floating platform, tension leg platform or SPAR. We currently offer top tension production risers and have begun to bundle our riser products with other third-party technology to offer a complete line of riser products. Our risers are sold with our various marine riser connectors. The tubular and coupling components of our riser products are often manufactured for our marine products and services segment by our Atlas Bradford(R), TCA(TM), and Texas Arai(TM) product lines.

  POS-GRIP(TM) WELLHEADS

     We recently introduced a new proprietary wellhead used for jack-up exploration drilling which utilizes the patented POS-GRIP(TM) system. The POS-GRIP(TM) system is a unique method for gripping tubulars in wellheadsystems using a hydraulic gripping process. We are working closely with major operators on applying our POS-GRIP(TM) technology for a broad range of applications involving wellheads and risers as well as other applications for deepwater drilling and completions. This product line will generate revenues in 2003 primarily from rental wellheads and engineering and design services.

  SUBSEA CONTROL SYSTEMS

     We recently purchased Rotator AS, which expanded our manufacturing capabilities into the area of control valves. Rotator AS is a leading provider of hydraulic control and production valves to the offshore industry, with strong market positions in the North Sea, Brazil and West Africa. Rotator has an excellent reputation and client following in both the shipboard control system market and in the subsea production control system market and growth opportunities exist in both of these areas.

OTHER SEGMENT

     In 1999, we entered into the industrial drill pipe and construction casing market. Sales of this product line primarily began in 2000. The industrial market consists of horizontal directional drilling (HDD) tools for laying fiber optic cables and other utility lines, drill pipe for water well drilling, and other pipe used in construction. To date we have not made any significant income from this business and are evaluating the best method to reduce our investment in these business lines. On March 25, 2003, we sold Star Iron Works, Inc.
(Star), a manufacturer of drilling tools for water well, construction, and utility boring industries, for $11.0 million in cash. In this regard, we recently announced the closure of our Bryan, Texas facility, where the majority of our industrial drill pipe operations have occurred. Future operations will be conducted at our Navasota, Texas location.

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

 BACKLOG

     As of December 31, 2002, we had a product backlog of $87.2 million, representing 14% of our total revenues for the year ended December 31, 2002. We had a product backlog as of December 31, 2000 and 2001, of $161.2 million, and $144.8 million, respectively. These year-end backlogs represented 32% and 20% of our total revenues for those years, respectively. The decrease in product backlog from 2001 to 2002 reflects current weak North American market conditions. Due to the nature of the drill bits business, the ReedHycalog(TM) acquisition did not have any significant change in our backlog levels.

 INSURANCE

     We believe that we maintain insurance coverage that is adequate for the risks involved. However, there is always a risk that our insurance may not be sufficient to cover any particular loss or that our insurance may not cover all losses. For example, while we maintain product liability insurance, this type of insurance is limited in coverage, and it is possible that an adverse claim could arise that exceeds our coverage. Further, insurance rates are subject to wide fluctuations, and changes in coverage could result in increases in our cost or higher deductibles and retentions.

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

 FEDERAL REGULATION AND ENVIRONMENTAL MATTERS

     Our operations are subject to federal, state, local, and foreign laws and regulations relating to the energy industry in general and the environment in particular. Environmental laws have over the years become more stringent, and compliance with such laws increases our overall cost of operations. In addition to affecting our ongoing operations, applicable environmental laws can require us to remediate contamination at our properties, at properties formerly owned or operated by us, and at facilities to which we sent waste materials for treatment or disposal and impose liability for related damages of natural resources. While we are not currently aware of any situation involving an environmental claim that would likely have a material adverse effect on our business, it is always possible that an environmental claim could arise with respect to one or more of our current businesses or a business or property that one of our predecessors owned or used that could have a material adverse effect.

     Our expenditures to comply with environmental laws and regulations were not material in 2002, and are not expected to be material in 2003. We also believe that we are in material compliance with applicable environmental requirements and our costs for compliance with environmental laws and regulations are generally within the same range as those of our competitors. However, we can offer no assurance that our costs to comply with environmental laws will not be material in the future. Prior to our acquisition, ReedHycalog(TM) was conducting remediation of groundwater at certain of its facilities. Based on currently available information, the indemnification provided by Schlumberger in the acquisition agreement and contractual indemnities from other third parties, we do not believe that these matters will result in material expenditures by us. However, there can be no guarantee that the indemnities will be available to cover all costs or that material expenditures will not be incurred.

     Our operations are also affected by trade laws affecting the import of OCTG, drill pipe, and other products into the U.S. Although the majority of our manufacturing operations, including the capital investment, employees, and costs and expenses associated therewith, are located in the U.S., we have key manufacturing facilities located outside the U.S., including our drill bit operations in the U.K. and Singapore, our Voest-Alpine subsidiary located in Austria, our drill pipe manufacturing facility located in Canada, and our tool joint manufacturing operations in Mexico and Italy, that support our domestic operations. Our premium tubular business also is affected by the level of foreign imports of tubular products into the U.S.

     Imports of products from our foreign locations that are utilized by our domestic manufacturing operations can be the subject of investigations, including antidumping and countervailing duty orders, into whether such products are unfairly priced at low levels (i.e., dumping) and causing material damage to the domestic industry, as well as investigations under Section 201 of the trade laws into whether such imports have seriously damaged the domestic industry. Although we believe we are the clear price leader for drill pipe and other drill stem products and do not utilize imports from our foreign facilities to "dump" our products, our products have been, and may in the future be, the subject of such investigations.

 EMPLOYEES

     As of December 31, 2002, we had 4,504 employees. Certain of our operations are subject to union contracts. These contracts, however, cover less than 11% of our total employees. We believe our relationship with our employees is good.

 AVAILABLE INFORMATION

     We file annual, quarterly, and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC, including us.

     We also make available free of charge on or through our Internet site (http://www.grantprideco.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to
Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES

     The following table describes the material manufacturing, other facilities and principal offices we currently own or lease:

                                 FACILITY    PROPERTY
                                   SIZE        SIZE
LOCATION                         (SQ.FT.)    (ACRES)    TENURE             UTILIZATION
--------                         ---------   --------   ------             -----------
Navasota, Texas................    347,000    195.9     Owned    Manufacture of drill stem
                                                                 products and premium threaded
                                                                 casing, liners, and tubing
Veracruz, Mexico...............    303,400     42.0     Owned    Manufacture of tool joints
Muskogee, Oklahoma.............    195,900    114.5     Owned    Manufacture of TCA premium
                                                                 casing
Houston, Texas.................     30,253       --     Leased   Corporate headquarters
                                   162,108     11.6     Leased   Manufacture of Atlas
                                                                 Bradford(R) connectors
                                   114,200     22.0     Owned    Manufacture of API and premium
                                                                 threaded couplings
                                    54,500      7.0     Owned    Premium threading services and
                                                                 manufacture of tubular
                                                                 accessories
                                    31,800     10.0     Owned    Heat-treat of drill collars and
                                                                 kellys
                                   287,760     31.6     Owned    Roller-cone bit manufacture
                                    50,256      7.3     Owned    Fixed-cutter bit manufacture

                                 FACILITY    PROPERTY
                                   SIZE        SIZE
LOCATION                         (SQ.FT.)    (ACRES)    TENURE             UTILIZATION
--------                         ---------   --------   ------             -----------
The Woodlands, Texas...........     75,000       --     Leased   Sales and administrative
                                                                 offices
Bryan, Texas...................    160,000     55.3     Owned    Manufacture of premium
                                                                 tubulars, industrial drill
                                                                 pipe, and oilfield drill pipe
Kindberg, Austria..............  1,614,600    101.3     Leased   Manufacture of green drill pipe
                                                                 and finished casing
Stonehouse (U.K.)..............     71,000      3.5     Owned    Fixed-cutter bit manufacture
Baimi Town, Jiangyan, Jiangsu
  China........................     49,428      7.3     Leased   Manufacture of drill pipe and
                                                                 pipeline accessories
Edmonton, Alberta, Canada......    203,900      8.3     Owned    Manufacture of drill stem
                                                                 products, premium threaded
                                                                 casing, liners, and tubing
                                    26,480      1.9     Owned    Administration
Turin, Italy...................     60,400     10.0     Owned    Manufacturer of tool joints
Lafayette, Louisiana...........     18,300      2.0     Leased   Premium threading of downhole
                                                                 and specialty equipment
Houma, Louisiana...............    101,150     17.6     Owned    Manufacture and threading of
                                                                 downhole accessories
Broussard, Louisiana...........     24,600      5.6     Owned    Provider of drivers for
                                                                 conductor installation services
                                    55,920      6.5     Owned    Premium threading of downhole
                                                                 and specialty equipment
Jurong, Singapore..............     33,600      2.7     Leased   Manufacture of drill collars,
                                                                 accessories, and threading
                                                                 services
                                   109,663      5.2     Leased   Manufacturing of drill bits and
                                                                 related down-hole oilfield
                                                                 products
Batam Island, Indonesia........     25,960      2.5     Owned    Manufacture of drill pipe
Big Run, Pennsylvania..........    136,000     28.2     Owned    Manufacture of industrial drill
                                                                 pipe
Beaumont, Texas................     12,300     29.4     Owned    Premium threading services and
                                                                 manufacturer of conductors
Casper, Wyoming................     28,181    214.3     Owned    Premium threading of casing and
                                                                 tubing

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are the subject of various claims and litigation. We maintain insurance to cover many of our potential losses and we are subject to various self-retentions and deductibles with respect to our insurance. See "Business -- Other Business Data -- Federal Regulation and Environmental Matters." Although we are subject to various ongoing items of litigation, we do not believe that any of the items of litigation that we are currently subject to will result in any material uninsured losses to us. It is possible, however, that an unexpected judgment could be rendered against us in the cases in which we are involved that could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for that matter.

     In May 1997, Mr. John D. Watts filed suit in the U.S. District Court for the Eastern District of Texas, Beaumont Division, against XL Systems for infringement of Patent No. 5,247,418 (the "418 Patent") and trade secret misappropriation, breach of contract, and unjust enrichment. The claims of trade secret misappropriation, breach of contract, and unjust enrichment were subsequently dismissed by the trial court upon XL Systems' motion for summary judgment.

     On March 2, 2001, a jury found that XL Systems' XLC connection infringed Claim 1 of the 418 Patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. On September 28, 2001, the U.S. District Court for the Eastern District of Texas Court (the "Court") entered a judgment in the case. In connection with this order, the Court took the following actions: (1) reduced the jury award from $1,675,450 to $1,048,680; (2) awarded prejudgment interest of $172,697; and (3) denied enhanced damages and attorney's fees. In addition, the Court stayed any injunction preventing XL Systems from making and selling its XLC connection in its current configuration, so long as XL Systems escrows a royalty in the sum of 3% of gross revenue from sales of XLC connections and 7% of gross revenue from sales of XLC threading services.

     In March 2003, the federal circuit upheld all of the trial court rulings and decisions on appeal. We believe we are fully accrued for any additional expenses related to this ruling. We do not expect this claim to have an adverse impact on our future operations, as we believe we can offer our XLC connection without the features that were the subject of this litigation. We also recently purchased a marine weld-on connector that we will offer in lieu of our XLC connector in various applications.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has a par value of $0.01 per share and is listed and traded on the New York Stock Exchange (NYSE) under the symbol "GRP." The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE:

                                                               HIGH     LOW
                                                              ------   ------
2001
  First quarter.............................................  $22.94   $15.80
  Second quarter............................................   24.20    15.10
  Third quarter.............................................   17.59     5.25
  Fourth quarter............................................   11.50     5.30
2002
  First quarter.............................................  $14.20   $ 8.30
  Second quarter............................................   16.94    12.95
  Third quarter.............................................   14.25     8.28
  Fourth quarter............................................   12.33     8.14

     We have not paid cash dividends on our common stock since becoming a public company. We currently intend to retain any earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our credit facility and indenture governing our 9 5/8% Senior Notes Due 2007 and our 9% Senior Notes Due 2009 contain restrictions on our ability to pay dividends. Refer to Part II -- Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information.

     At March 20, 2003, we had 3,236 record holders of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain of our historical financial data. Until we were spun off on April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. This information has been prepared as if we had been a stand-alone company for the periods presented. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. The following information may not be indicative of our future operating results.

                                                         YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                       1998         1999         2000           2001          2002
                                     --------     --------     --------       --------     ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Revenues.........................  $646,454     $286,370     $498,481       $740,127     $  639,748
  Operating Income (Loss)..........   112,884(a)   (33,014)(b)   (4,736)(c)     73,055(e)      51,426(f)
  Net Income (Loss) Before
    Cumulative Effect of Accounting
    Change.........................    65,720(a)   (33,511)(b)  (14,696)(c)     28,090(e)      13,046(f)
  Net Income (Loss)................    65,720(a)   (33,511)(b)  (16,485)(c)(d)  28,090(e)       6,634(f)(g)
EARNINGS (LOSS) PER SHARE:(h)
(Pro forma prior to effective date
  of spinoff)
Before Cumulative Effect of
  Accounting Change:
  Basic............................      0.68        (0.33)       (0.13)          0.26           0.12
  Diluted..........................      0.67        (0.33)       (0.13)          0.25           0.12
Net Income (Loss):
  Basic............................      0.68        (0.33)       (0.15)          0.26           0.06
  Diluted..........................      0.67        (0.33)       (0.15)          0.25           0.06
OTHER DATA:
EBITDA(i)..........................   179,007        6,954       49,231        154,309         89,618
BALANCE SHEET DATA (AT END OF
  PERIOD):
  Total Assets.....................  $738,314     $734,575     $892,564       $915,598     $1,315,349
  Long-Term Debt...................     9,265       24,276      219,104        205,024        478,846
  Subordinated Note to
    Weatherford....................   100,000      100,000           --             --             --
  Stockholders' Equity.............   445,211      453,856      431,503        468,967        588,872

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

(c) We incurred $22.1 million of other charges, $14.4 million net of tax, during the year ended December 31, 2000. This includes $11.0 million, $7.2 million net of tax, related to inventory write-offs, which have been classified in cost of sales, and $11.1 million, $7.2 million net of tax, related to asset impairments and other reductions. This amount excludes certain charges of $19.2 million, $12.5 million net of tax, taken during the fourth quarter, of which $13.4 million has been restated to prior quarters in 2000. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information on the charges taken.

(d) Includes a cumulative effect of accounting change related to SEC Staff Accounting Bulletin (SAB) No. 101 of $1.8 million, net of tax.

(e) We incurred $44.8 million of other charges, $29.1 million net of tax, during the year ended December 31, 2001. This includes a charge of $11.1 million, $7.2 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales, and $33.7 million, $21.8 million net of tax, related to the write-off of assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million, and severance and related expenses of $14.5 million.

(f) We incurred $7.0 million of other charges, $4.9 million net of tax, during the year ended December 31, 2002. This includes a charge of $2.6 million, $1.8 million net of tax, related to fixed asset write-downs and a charge of $4.4 million, $3.1 million net of tax, for executive severance costs.

(g) Includes a cumulative effect of accounting change related to Financial Accounting Standards Board (SFAS) No. 142, "Goodwill and Other Intangible Assets" of $6.4 million, net of tax. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Accounting Pronouncements" for further discussion of the effect of SFAS No. 142.

(h) We have calculated our pro forma earnings per share using our pro forma basic and diluted weighted average shares outstanding for the 1998 and 1999 periods presented. In calculating our pro forma basic weighted average shares, we have adjusted Weatherford's historical basic weighted average shares outstanding for the applicable period to reflect the number of shares that would have been outstanding at the time assuming a distribution of one share of our common stock for each share of Weatherford common stock. Our pro forma diluted weighted average shares reflect an estimate of the potential dilutive effect of common stock equivalents. This estimate is calculated based on Weatherford's dilutive effect of stock options and restricted stock. The effect of stock options and restricted stock is not included in the diluted weighted average shares computation for periods in which a loss occurs because to do so would have been anti-dilutive.

(i) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. EBITDA is presented herein because it enhances an investor's understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis. Calculations of EBITDA should not be viewed as a substitute to calculations under U.S. GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. Our EBITDA calculation for the periods presented are as follows (in thousands):

                                                 YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                      1998       1999      2000       2001      2002
                                    --------   --------   -------   --------   -------
                                                      (IN THOUSANDS)
Operating Income (Loss)...........  $112,884   $(33,014)  $(4,736)  $ 73,055   $51,426
Plus:
  Depreciation and Amortization...    31,173     30,514    31,842     36,453    31,147
  Other Charges...................    34,950      9,454    22,125     44,801     7,045
                                    --------   --------   -------   --------   -------
EBITDA, Before Other Charges......  $179,007   $  6,954   $49,231   $154,309   $89,618
                                    ========   ========   =======   ========   =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist you in understanding our financial position as of December 31, 2001 and 2002, and our results of operations for each of the years in the three-year period ended December 31, 2002. This discussion should be read with our financial statements and their notes included elsewhere in this Annual Report on Form 10-K.

     Our discussion of our results of operations and financial condition contains statements relating to our future results, including certain projections and trends, which constitute forward-looking statements. Certain risks and uncertainties may cause actual results to be materially different from projected results contained in these forward-looking statements and other disclosures. These risks and uncertainties are more fully described under "Forward-Looking Statements and Exposures" below. As used herein, unless otherwise required by the context, the term "Grant Prideco" refers to Grant Prideco, Inc. and the terms "we," "our," and similar words refer to Grant Prideco and its subsidiaries. The use herein of such terms as "group," "organization," "we," "us," "our" and "its," or references to specific entities, are not intended to be a precise description of corporate relationships.

GENERAL

     We are the world's largest manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance tubular technology and services. Our drill stem products are used to drill oil and gas wells while our premium connections and tubular products are primarily used in drilling and completing oil and gas wells. Our strong market positions, particularly in the premium, technology-based end of these products, have allowed us to provide innovative solutions to the drilling and production challenges of our customers in some of the world's harshest environments and most complex well conditions. We also provide a variety of products and services to the growing worldwide offshore and deepwater market through our marine products and services segment. These products are used for subsea construction, installation, and production of oil and gas wells.

     We historically have operated through three primary business segments: (1) drilling products and services, (2) tubular technology and services (previously premium connections and tubular products), and (3) marine products and services. We also are involved in joint ventures to develop and commercialize intelligent drill pipe and composite motors and pumps.

     On December 20, 2002, we acquired the ReedHycalog(TM) drill bits business from Schlumberger Technology Corporation and its affiliates for approximately $350 million, consisting of $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock, and approximately $5 million of assumed non-current liabilities. The addition of ReedHycalog(TM) provides us with a strong market position in the profitable drill bit market as well as a revenue, cash flow, and earnings stream that historically has remained strong throughout the market cycle. In addition, we expect ReedHycalog's strong international presence will reduce our relative exposure to the domestic markets which historically have been more volatile and cyclical when compared to international markets.

     Until April 14, 2000, we were a wholly owned subsidiary of Weatherford International, Inc. We were spun off from Weatherford on April 14, 2000, through a distribution by Weatherford to its stockholders of all of our common stock. As a result of the spinoff, Weatherford no longer has an ownership interest in us.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are fully described in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results may differ from these judgments and assumptions. For further details relating our accounting policies, see Note 1 to our consolidated financial statements included herein.

  REVENUE RECOGNITION

     Our revenue recognition policies are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". We record revenue at the time our manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, and title and risk of loss has passed to the customer. This can include revenue on bill and hold transactions where the product has been completed and is ready to be shipped; however at the customer's request, we are storing the product on the customer's behalf for a brief period of time, typically less than one year. With respect to ReedHycalog(TM), for consignment and performance sales, revenue is recognized when the customer runs the bit. Customer advances or deposits are deferred and recognized as revenue when we have completed all of our performance obligations related to the sale. We also recognize revenue as services are performed. Allowances for bad debts are provided based on a specific customer collection issues. If actual future allowances differ from what has been identified, additional allowances may be required.

  INVENTORIES

     Inventory costs are determined principally by the use of first-in, first-out (FIFO) method, and are stated at the lower of such cost or realizable value. We value our inventories primarily using standard costs, which approximate actual costs, that include raw materials, direct labor, and manufacturing overhead allocations. We also perform obsolescence reviews on our slow-moving drill stem and tubular related inventories and establish reserves based on current assessments about future demands, market conditions, and related management initiatives. On our drill bits inventory, the inventory obsolescence policy is to reserve 50% of all finished goods inventory over one year old and reserve the remaining net book value of inventory after two years. If market conditions are less favorable than those projected by management, additional inventory reserves may be required.

  BUSINESS COMBINATIONS

     The cost of business acquisitions is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition using third-party appraisals and management judgments. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. In addition, estimated liabilities to exit activities of the acquired operations, including the exiting of contractual obligations and the termination of employees, are subject to change as management continues its assessment of operations and finalizes its integration plans.

  LONG-LIVED ASSETS

     A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such asset group is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. While we believe no impairment exists at December 31, 2002 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets that have indefinite useful lives are subject to annual impairment tests. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of our reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit's goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years. While we believe no impairment exists at December 31, 2002 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

  CONTINGENT LIABILITIES

     We have contingent liabilities and future claims for which we have made estimates of the amount of the actual cost of these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision to cover an expected loss based on our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities primarily include litigation, warranty claims, and contract claims. While management believes the recorded liabilities are adequate, inherent limitations in the estimation process may cause future actual losses to exceed expected losses.

  PENSION PLANS

     The plan obligations and related assets of defined benefit pension plans are presented in Note 14 of the Notes to Consolidated Financial Statements. Plan assets, which consist primarily of marketable equity and debt instruments, are valued using market quotations. Plan obligations and the annual pension expense are determined by independent actuaries and through the use of a number of assumptions. Key assumptions in measuring the plan obligations include the discount rate and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans. At December 31, 2002, the actuarial assumption's of the Company's domestic plan were: discount rate 6.75% and long-term rate of return on plan assets 8.5%; and for the foreign plan were: discount rate 5.5%; and long-term rate of return on plan assets 6.8%.

MARKET TRENDS AND OUTLOOK

     Our business is materially dependent on the level of oil and gas drilling activity worldwide, which, in turn, depends on the level of capital spending by major, independent, and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. All our business segments track the level of the domestic and international rig counts, however their revenues, cash flows, and profitability follow the rig count at different stages within the market cycles. Drill pipe demand is also a function of customer inventory levels and typically lags changes in the worldwide rig count by approximately six months. Results from our tubular technology and services segment should follow changes in North American natural gas rig counts, but short-term demand can also be affected by inventories held by oil country tubular goods (OCTG) distributors. Demand for our marine products and services should follow the level of offshore and deepwater drilling activity which, although dependent upon prices for oil and gas, is less likely to follow short-term changes in oil and gas prices as these projects are more capital intensive and are typically based upon long-term forecasts for oil and gas prices. Historically, drill bit demand and ReedHycalog's earnings and cash flows have closely tracked the worldwide rig count, which we believe will offset somewhat the cyclicality and mid-cycle returns from our drilling products and services segment.

     During the three-year period ended December 31, 2002, the revenues, profitability, and cash flows from each of our business segments have been significantly impacted by changes in oil and gas prices and rig counts, which were highly volatile during this period. The following table sets forth certain information with respect to oil and gas prices at the dates indicated and the North American (U.S. and Canadian) and international rig counts for the periods reflected:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     2001     2002
                                                             ------   ------   ------
WTI Oil(a)
  Average..................................................  $30.37   $25.96   $26.17
  Ending...................................................   26.72    20.42    31.20
Henry Hub Gas(b)
  Average..................................................  $ 4.30   $ 3.96   $ 3.37
  Ending...................................................   10.53     2.75     4.59
North American Rig Count(c)
  Average..................................................   1,260    1,497    1,097
  Ending...................................................   1,507    1,165    1,204
International Rig Count(c)
  Average..................................................     652      745      732
  Ending...................................................     705      752      753

---------------

(a) Price per barrel of West Texas Intermediate (WTI) crude as of the dates presented above. Source: U.S. Energy Information Administration.

(b) Price per MMBtu as of the dates presented above. Source: U.S. Energy Information Administration.

(c)  Source: Baker Hughes Rig Count (excludes China and the former Soviet
     Union).

     In addition, the historical results of operations from each of our business segments have been impacted by internal management initiatives and other changes within Grant Prideco, including our manufacturing and operational reorganization that began at the beginning of 2001. These significant internal changes and initiatives included the following:

     - Introduction of new products and services. In 1999, we introduced our proprietary and patented line of eXtreme(TM) drilling products, which were specifically designed for harsh and complex drilling conditions such as extended reach, directional, horizontal, deep gas, offshore, and ultra-deepwater drilling, as well as high-temperature, high-pressure, and corrosive well conditions. We also have improved upon our other premium drill stem product lines designed for challenging drilling environments. Operators and drilling contractors have embraced these product lines as a way to improve their efficiency and ensure performance when drilling under extreme conditions. Unlike more commodity type drill stem products, demand for and sales of these high-end premium products are less susceptible to declines in rig counts and have permitted us to maintain higher profitability and cash flow levels during the current reduction in drilling activity when compared to prior periods of reduced activity. During the year ended December 31, 2002, sales of premium drill stem products represented approximately 33% of our drill stem segment's revenues.

     - Improved pricing discipline. During the decline in market conditions that occurred in 1999 and the first part of 2000, the average prices for our drill stem products eroded, which adversely affected our profitability and cash flow during such periods as well as our ability to regain favorable pricing when market conditions began to improve during 2000 and the first half of 2001. As a result, during the first quarter of 2001, we implemented strict pricing policies for our drill stem products that significantly increased the prices we received for these products, and we have maintained our pricing policies and discipline during the current downturn in market conditions.

     - Capital improvement program. At the beginning of 2001, we implemented a capital improvement plan with the objective of reducing costs and improving operating efficiencies. In connection with this plan, we also reallocated manufacturing facilities to increase our manufacturing absorption rates, increase production volumes, and improve processes to focus on gaining efficiencies. We currently are in the final stages of installing state-of-the-art pipe handling equipment in our Navasota, Texas facility and other automated processes throughout our organization. We believe these initiatives will reduce costs and allow us to more efficiently operate during poor market conditions and ramp-up operations when market conditions improve. In particular, we believe these state-of-the-art improvements have reduced our overall reliance on personnel.

     - Improved manufacturing processes and working capital management strategy. During 2001, we shifted from a manufacturing mentality focused principally upon maximizing plant utilization to a more efficient business practice focused on producing almost solely for order fulfillment while minimizing costs and working capital requirements. As a result of these efforts and initiatives to improve working capital policies, procedures and controls, we decreased our working capital, defined as accounts receivable and inventory less accounts payable, from $284.3 million at December 31, 2001 to $230.9 million, excluding defined working capital related to the ReedHycalog(TM) acquisition of $133.8 million, at December 31, 2002.

FUTURE MARKET TRENDS AND EXPECTATIONS

     Looking forward at our expected results of operations during 2003, our results will be heavily based upon our customers' perceptions regarding the sustainability of oil and natural gas prices. Although, commodity prices have been particularly strong in early 2003, with prices for oil averaging $35.80 per barrel and North American natural gas prices averaging $7.86 per MMBtu during February 2003. These strong commodity prices have not resulted in significantly increased drilling activity or increased demand for our products and services, particularly in North America. We believe this unusual trend in demand is the result of numerous factors, including a reduced confidence of oil and gas companies in the sustainability of commodity prices as a result of current U.S. economic conditions and worldwide political instability.

     As a result, when planning our operations for 2003, we intend to manage our operations and cost structures based upon an average rig count assumption of 1,187 in North America (including average U.S. rig count of 889), and 729 internationally, outside of North America. Utilizing our rig count assumptions, we expect to earn around $0.30 per share during fiscal 2003 (before consideration of transition expenses associated with the ReedHycalog(TM) acquisition and costs associated with the shut-down of our Bryan, Texas facility). All of our forecasts and assumptions are considered forward-looking statements, and are subject to numerous risks, and uncertainties, including these highlighted under Forward-Looking Statements and Exposures.

RESULTS OF OPERATIONS

 OTHER CHARGES AFFECTING OUR RESULTS OF OPERATIONS

     During each of the fiscal years ended December 31, 2000, 2001, and 2002, our results of operations were affected by various charges incurred by us, relating to such items as write-offs of our investments in India, litigation and contingency accruals, write-offs of fixed assets, inventory and capitalized manufacturing variances in connection with our operational and manufacturing reorganizations that we implemented at the beginning of 2001, and executive severance. Additional information regarding these charges and how they impacted the results of operations for each of our operating segments is set forth in Note 4 to our audited consolidated financial statements contained herein. These charges are summarized in the following chart:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2000      2001      2002
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Fixed asset write-downs and impairment(a)................  $ 3,270   $ 1,475   $2,580
Severance charges(b).....................................       --    14,553    4,465
OCTL write-off(c)........................................       --    17,727       --
Inventory write-off(d)...................................   10,996     6,474       --
Write-off of capitalized manufacturing variances(e)......   19,218     4,572       --
Litigation accrual(f)....................................    2,500        --       --
Contingency accrual(g)...................................    4,650        --       --
Other accrued liabilities(h).............................      709        --       --
                                                           -------   -------   ------
  Total..................................................  $41,343   $44,801   $7,045
                                                           =======   =======   ======

---------------

(a) The write-down in 2000 relates to fixed assets classified as held for sale. The write-downs in 2001 relate to our decision to discontinue the manufacturing of industrial flanges. The amounts for the write-downs were determined by use of internal appraisals and evaluations to assess the net realizable value upon disposal. The fixed asset write-downs in 2002 relate to idle assets taken out of service pursuant to our ongoing automation and efficiency initiatives and are classified as held for sale.

(b) The severance charge in 2001 relates to executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that began in the first quarter of 2001. The total number of employees severed was 24, and the amount accrued for severance was based upon the positions eliminated and our severance policy. The severance charge in 2002 relates to an executive employee terminated during June 2002.

(c) In connection with our operational review conducted in 2001, we reassessed the viability of restructuring our relationship with OCTL in India and determined that a continued relationship was no longer viable. As a result of this determination, we wrote-off the remaining $17.7 million ($11.5 million after-tax) of unpaid receivables and advances owed to us by OCTL.

(d) The inventory write-offs in 2000 and 2001 were reported as cost of sales and were made pursuant to a review of our planned dispositions of inventory in an effort to reduce inventory levels of older, slow-moving products. Also included in 2001 were write-offs pursuant to our decision to discontinue manufacturing of industrial flanges.

(e) Inventory adjustments were made in 2000 pursuant to a review of our capitalized manufacturing variances in excess of standard costs and were recorded as cost of sales. During 2001, certain capitalized manufacturing cost variances were expensed as cost of sales in connection with our operational review and revisions of manufacturing standards and costing.

(f) The litigation accrual was reported as other charges and relates to a judgment in a lawsuit filed against us in May 1997 for patent infringement. See "Legal Proceedings."

(g) The contingent liability accrued was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(h) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

  GENERAL

  Consolidated Results

     Net income for the year ended December 31, 2002, after cumulative effect of accounting change of $6.4 million, net of tax, was $6.6 million ($0.06 per share) on revenues of $639.7 million, compared to $28.1 million ($0.25 per share) on revenues of $740.1 million for the same period in 2001. During both 2001 and 2002, our results of operations and earnings were affected by the various other charges previously discussed. In addition, we adopted the new goodwill accounting standard, which ceased the amortization of goodwill, as of January 1, 2002. Goodwill amortization for the year ended December 31, 2001 was $6.4 million and is included in selling, general, and administrative expense.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                              2001             2002
                                                            --------         --------
                                                                 (IN THOUSANDS)
Revenues..................................................  $740,127         $639,748
Selling, General, and Administrative......................    70,946           82,765
Operating Income..........................................    73,055(a)(b)(c)   51,426(e)
Net Income................................................    28,090            6,634
EBITDA, Before Other Charges (g)..........................   154,309(d)        89,618(f)

---------------

(a) Includes other charges of $11.1 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $14.5 million related to severance of executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in the first quarter of 2001.

(c) Includes other charges of $19.2 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and fixed asset impairment of $1.5 million.

(d) Excludes $44.8 million of other charges discussed in (a), (b), and (c) above.

(e) Includes other charges of $7.0 million related to fixed asset write-downs of $2.6 million and executive severance payments and related expenses of $4.4 million.

(f) Excludes $7.0 million of other charges discussed in (e) above.

(g) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. EBITDA is presented herein because it enhances an investor's understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis. Calculations of EBITDA should not be viewed as a substitute to calculations under U.S. GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. Our EBITDA for the years ended December 31, 2001 and 2002 were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                              2001             2002
                                                            --------         --------
                                                                 (IN THOUSANDS)
Operating Income..........................................  $ 73,055         $ 51,426
Plus:
  Depreciation and Amortization...........................    36,453           31,147
  Other Charges...........................................    44,801            7,045
                                                            --------         --------
EBITDA, Before Other Charges..............................  $154,309         $ 89,618
                                                            ========         ========

  DRILLING PRODUCTS AND SERVICES

     The following table sets forth certain data for our drilling products and services segment for the years ended December 31, 2001 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                                  (IN THOUSANDS)
Revenues....................................................  $382,579       $317,280
Selling, General, and Administrative........................    19,239         20,854
Operating Income............................................    69,547(a)(b)   67,397(c)

---------------

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

(c) Includes other charges of $2.4 million related to fixed asset write-downs.

     Revenues. Our drilling products and services revenues decreased $65.3 million, or 17%, in 2002 as compared to 2001 due primarily to a 27% decline in the average North American rig count, and the resulting overall weak demand for our drill stem products. However, the decrease in demand was partially offset by an increase in average pricing for drill pipe in 2002 due to a sales mix improvement toward international and offshore markets, which tend to purchase our higher-priced, more technologically advanced products, coupled with an overall price increase implemented in 2001. Additionally, our Chinese joint venture, in which we purchased a controlling interest at the end of the first quarter of 2002, contributed incremental revenues.

     Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment increased as a percentage of revenues from 5% in 2001 to 7% in 2002. This increase was due primarily to a lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our drilling products and services operating income decreased $2.2 million, or 3%, in 2002 as compared to 2001. Included in 2001 operating income are $24.0 million of non-recurring charges and goodwill amortization of $3.2 million. Included in 2002 operating income are charges of $2.4 million related to our efficiency and automation initiatives primarily at our operations located in Mexico. Excluding charges and goodwill amortization mentioned above, operating income decreased $27.0 million, or 28%, year over year. This decrease is attributable to a weak demand for our drill stem products, partially offset by an increase in average pricing for drill pipe in 2002, incremental operating income contributed by our Chinese joint venture, decreased equity earnings associated with our investment in Voest-Alpine, and losses associated with the development of our Intelliserv joint venture.

  REEDHYCALOG(TM)

     The following table sets forth certain data regarding the results of our ReedHycalog(TM) segment for the year ended December 31, 2002. Since we acquired ReedHycalog(TM) on December 20, 2002, its contributions were minimal since we reflect only 10 days of activity in 2002.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                                  (IN THOUSANDS)
Revenues....................................................  $     --       $  5,270
Selling, General, and Administrative........................        --          2,141
Operating Income............................................        --            796

  TUBULAR TECHNOLOGY AND SERVICES

     The following table sets forth certain data regarding the results of our tubular technology and services segment for the years ended December 31, 2001 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001          2002
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Revenues....................................................  $272,283      $216,842
Selling, General, and Administrative........................    17,254        15,312
Operating Income............................................    46,292(a)      9,954(b)

---------------

(a) Includes other charges of $0.5 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $0.2 million related to fixed asset write-downs.

     Revenues. Our tubular technology and services revenues decreased $55.4 million, or 20%, in 2002 as compared to 2001. Revenues in this segment were negatively affected by a 19% decline in the U.S. natural gas rig count when compared to the same period last year. Additionally, OCTG distributors have been purchasing at low levels in light of the weak and uncertain market conditions.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our tubular technology and services segment increased as a percentage of revenues from 6% in 2001 to 7% in 2002. This increase is primarily due to the lower revenue base related to decreased oil and gas drilling activity.

     Operating Income. Our tubular technology and services operating income decreased $36.3 million, or 78%, in 2002 as compared to 2001, which includes $0.5 million of non-recurring charges in 2001. Included in 2002 operating income are fixed asset write-downs of $0.2 million related to assets held for sale. This decrease reflects the 19% decline in the U.S. natural gas rig count when compared to the same period in 2001, unabsorbed manufacturing costs incurred to maintain capacity for an expected industry upturn, equity losses associated with our investment in G-PEX, and unfavorable product mix, particularly at TCA(TM) and Texas Arai(TM).

  MARINE PRODUCTS AND SERVICES

     The following table sets forth certain data regarding the results of our marine products and services segment for the years ended December 31, 2001 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                                  (IN THOUSANDS)
Revenues....................................................  $44,085        $72,921
Selling, General, and Administrative........................    7,472         15,107
Operating Income (Loss).....................................     (630)(a)(b)   4,452

---------------

(a) Includes other charges of $2.0 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $0.2 million for severance and related expenses.

     Revenues. Our marine products and services revenues increased $28.8 million, or 65%, in 2002 as compared to 2001. In the first quarter of 2001, we began to strengthen our XL Systems products and services sales force, consolidated certain offshore selling activities, and began to build a broader product line. Additionally, in the fourth quarter of 2001, we added a new management team and acquired the Plexus POS-GRIP(TM) wellhead rental product line. These actions, coupled with the acquisition of Rotator in the second quarter of 2002, resulted in increased revenues for this segment despite the 26% decrease in the U.S. offshore rig count.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our marine products and services segment increased as a percentage of revenues from 17% in 2001 to 21% in 2002. This increase was due to increased selling, general, and administrative expenses associated with the Rotator and Plexus acquisitions coupled with costs incurred to develop infrastructure for future growth of this segment.

     Operating Income (Loss). Our marine products and services segment reported an operating loss of $0.6 million in 2001 as compared to operating income of $4.5 million in 2002. Included in the results for 2001 is a non-recurring charge of $2.2 million and goodwill amortization of $0.4 million. Excluding charges and goodwill amortization in 2001, operating income for this segment increased $2.5 million in 2002 as compared to the same period in 2001 reflecting the strengthening of the XL Systems products and services sales force and the incremental contribution from the Rotator acquisition in the second quarter of 2002 partially offset by increased selling, general, and administrative expenses.

  OTHER

     The following table sets forth certain data regarding the results of our other segment for the year ended December 31, 2001 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                                  (IN THOUSANDS)
Revenues....................................................  $41,180        $27,435
Selling, General, and Administrative........................    5,579          2,924
Operating Loss..............................................   (6,587)(a)(b)    (281)

---------------

(a) Includes other charges of $3.9 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b)  Includes other charges of $0.1 million for severance and related expenses.

     Revenues. Our other segment's revenues decreased $13.7 million, or 33%, in 2002 as compared to 2001. This decrease in revenues is from our industrial drill pipe operations due to decreased activity levels related to depressed fiber optic installation and construction markets.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other segment decreased as a percentage of revenues from 14% in 2001 to 11% in 2002. This decrease is primarily due to the closing of our Stephenville, Texas plant in the fourth quarter of 2001.

     Operating Loss. Our other segment's operating loss decreased $6.3 million, from an operating loss of $6.6 million in 2001 to an operating loss of $0.3 million in 2002. Excluding the effects of non-recurring charges of $4.0 million and goodwill amortization of $0.3 million in 2001, operating loss decreased $2.0 million. This reflects the decreased activity levels in our industrial product line, partially offset by efficiencies obtained in our organizational restructuring that took place in the first quarter of 2001.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses increased as a percentage of revenues from 3% in 2001 to 4% in 2002. This percentage increase was due primarily to decreased revenues and higher costs associated with us growing into our own public entity.

     Interest Expense. Our interest expense of $27.1 million in 2002 was flat when compared to 2001.

     Tax Provision. Our effective tax rate in 2002 was 31% as compared to 35% in 2001. This decrease in the effective tax rate for 2002 is due primarily to the effects of ceasing goodwill amortization effective January 1, 2002.

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

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2000            2001
                                                         --------        --------
                                                              (IN THOUSANDS)
Revenues...............................................  $498,481        $740,127
Selling, General, and Administrative...................    58,068          70,946
Operating Income (Loss)................................    (4,736)(a)(b)   73,055(d)(e)(f)
Net Income (Loss)......................................   (16,485)         28,090
EBITDA, Before Other Charges(h)........................    49,231(c)      154,309(g)

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

(d) Includes other charges of $11.1 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(e) Includes other charges of $14.5 million related to severance of executive, manufacturing, and marketing employees terminated in connection with our restructuring plan that was implemented in the first quarter of 2001.

(f) Includes other charges of $19.2 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million and fixed asset impairment of $1.5 million.

(g) Excludes $44.8 million of other charges discussed in (d), (e), and (f) above.

(h) We calculate EBITDA by taking operating income (loss) and adding back depreciation and amortization, excluding the impact of other charges. EBITDA is presented herein because it enhances an investor's understanding of our ability to satisfy principal and interest obligations with respect to our indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis. Calculations of EBITDA should not be viewed as a substitute to calculations under U.S. GAAP, in particular operating income and net income. In addition, EBITDA calculations by one company may not be comparable to another company. Our EBITDA for the years ended December 31, 2001 and 2002 were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2000            2001
                                                         --------        --------
                                                              (IN THOUSANDS)
Operating Income (Loss)................................  $ (4,736)       $ 73,055
Plus:
  Depreciation and Amortization........................    31,842          36,453
  Other Charges........................................    22,125          44,801
                                                         --------        --------
EBITDA, Before Other Charges...........................  $ 49,231        $154,309
                                                         ========        ========

SEGMENT RESULTS

  DRILLING PRODUCTS AND SERVICES

     The following table sets forth certain data regarding the results of our drilling products and services segment for the years ended December 31, 2000 and 2001:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                             2000            2001
                                                           --------        --------
                                                                (IN THOUSANDS)
Revenues.................................................  $208,347        $382,579
Selling, General, and Administrative.....................    13,949          19,239
Operating Income (Loss)..................................    (7,203)(a)(b)   69,547(c)(d)

---------------

(a) Includes other charges of $8.1 million relating to inventory write-offs, which were classified as cost of sales.

(b) Includes other charges of $8.5 million related to a write-down of assets of $3.2 million, contingent liability accrual of $4.7 million, and other accrued liabilities of $0.6 million.

(c) Includes other charges of $4.7 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(d) Includes other charges of $19.3 million to write-off our assets related to our manufacturing arrangement with OCTL in India of $17.7 million, fixed asset impairment of $1.5 million, and severance and related expenses of $0.1 million.

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

     Selling, General, and Administrative. Selling, general, and administrative expenses in our drilling products and services segment decreased as a percentage of revenues from 7% in 2000 to 5% in 2001. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity, partially offset by increased staffing levels and by our purchase of CMA during the fourth quarter of 2000, which contributed incremental selling, general, and administrative expense of $1.7 million in 2001 compared to the prior year.

     Operating Income (Loss). Our drilling products and services segment reported operating income of $69.5 million in 2001 as compared to an operating loss of $7.2 million in 2000. Excluding the effects of other charges, our drilling products and services segment reported operating income of $93.5 million in 2001 compared to $9.4 million in the prior year. This increase reflects the stronger demand for our drilling products in North America and internationally, coupled with reduced average United States oilfield drill pipe manufacturing costs resulting from improved manufacturing efficiencies due to higher production levels, process improvements, and lower actual cost, including energy costs. Our purchase of CMA during the fourth quarter of 2000 also contributed incremental operating income in 2001. Equity earnings related to our investment in Voest-Alpine for 2001 of $9.4 million increased over 100% when compared to the prior year.

  TUBULAR TECHNOLOGY AND SERVICES

     The following table sets forth certain data regarding the results of our tubular technology and services segment for the years ended December 31, 2000 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          2001
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Revenues....................................................  $225,628      $272,283
Selling, General, and Administrative........................    14,457        17,254
Operating Income............................................    33,679(a)     46,292(b)

---------------

(a) Includes other charges of $0.7 million ($0.5 million for Texas Arai(TM) and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(b) Includes other charges of $0.5 million ($0.3 million for Texas Arai(TM) and $0.2 million for Tube-Alloy(TM)) related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

     Revenues. Our tubular technology and services revenues increased $46.7 million, or 21%, in 2001 as compared to 2000. This growth in revenues reflects the increased demand for our premium connections, tubing, and casing products due to the significant increase in gas drilling and completion activity. The average U.S. gas rig count increased 30% in 2001 as compared to 2000. Combined sales of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories, and Atlas Bradford(R) premium threading and tubing product lines in 2001 were 23% higher than in 2000 and collectively comprised 81% of total revenue for this segment. Our Texas Arai(TM) coupling product lines' revenues in 2001 were 11% higher than 2000 and reflect price increases implemented in the first quarter of 2001.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our tubular technology and services segment remained flat at 6% of revenues for 2000 and 2001.

     Operating Income. Our tubular technology and services operating income increased $12.6 million, or 37%, in 2001 as compared to 2000. This increase reflects the strong demand for our premium connections, tubing, and casing products, driven by increased gas drilling and completion activity earlier in the year. Combined operating income of our TCA(TM) critical-service casing, Tube-Alloy(TM) premium accessories, and Atlas Bradford(R) premium threading and tubing product lines for 2001 were 27% higher than in 2000 and collectively comprised 90% of the operating income for this segment. Operating income for 2001 benefited from a favorable product mix, which included sales of Tube-Alloy's higher-margin vacuum-insulated tubing product line. Texas Arai(TM) had an increase in operating income in 2001 of $3.7 million when compared to 2000 due to price increases implemented in the first quarter of 2001. Partially offsetting these improvements was a decline in average margins for our casing sales due to higher commodity sales and lower processing associated with declining distributor purchases.

  MARINE PRODUCTS AND SERVICES

     The following table sets forth certain data regarding the results of our marine products and services segment for the years ended December 31, 2000 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2000           2001
                                                              ---------     ----------
                                                                   (IN THOUSANDS)
Revenues....................................................   $36,646       $ 44,085
Selling, General, and Administrative........................     5,324          7,472
Operating Loss..............................................    (5,158)(a)       (630)(b)(c)

---------------

(a)  Includes other charges of $2.5 million related to a litigation accrual.

(b) Includes other charges of $2.0 million related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(c)  Includes other charges of $0.2 million for severance and related expenses.

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

  OTHER

     The following table sets forth certain data regarding the results of our other segment for the year ended December 31, 2000 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          2001
                                                              ---------     ---------
                                                                  (IN THOUSANDS)
Revenues....................................................   $27,860       $41,180
Selling, General, and Administrative........................     3,029         5,579
Operating Loss..............................................    (4,745)(a)    (6,587)(b)(c)

---------------

(a) Includes other charges of $2.3 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(b) Includes other charges of $3.9 million related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales.

(c)  Includes other charges of $0.1 million for severance and related expenses.

     Revenues. Our other segment's revenues increased $13.3 million, or 48%, in 2001 compared to 2000 due to the purchases of Star Iron Works, Inc., and Seam-Mac Tube, Ltd. (Seam-Mac), in the fourth quarter of 2000, which contributed approximately $21.1 million of incremental revenues in 2001. This increase was partially offset by a decrease in revenues from our industrial product line due to decreased activity levels related to declining fiber optic installation and construction markets.

     Selling, General, and Administrative. Our selling, general, and administrative expenses for our other segment increased as a percentage of revenues from 11% in 2000 to 14% in 2001. The increase was due primarily to increased marketing efforts in 2001 for our industrial product lines partially offset by cost reduction efforts implemented in February 2001.

     Operating Loss. Our other segment's operating loss increased $1.8 million, or 39%, in 2001, from an operating loss of $4.7 million in 2000 to an operating loss of $6.6 million in 2001. Excluding the effects of other charges, our other segment reported an operating loss of $2.6 million in 2001 as compared to $2.5 million in the prior year. This operating loss reflects the decreased activity levels with our industrial product line coupled with inefficiencies associated with the winding down of our operations at our Stephenville, Texas facility. Also included in our other segment operating loss in 2001 is approximately $0.5 million of costs associated with several new technologies under development.

OTHER ITEMS

     Corporate General and Administrative. Our corporate general and administrative expenses decreased as a percentage of revenues from 4% in 2000 to 3% in 2001. The decrease was due primarily to a higher revenue base related to increased oil and gas drilling activity.

     Interest Expense. Our interest expense increased $10.1 million in 2001 due to higher levels of borrowings as compared to 2000. In December 2000, we issued $200 million 9 5/8% Senior Notes Due 2007, of which a portion of the proceeds was used to pay off our $100 million subordinated note to Weatherford.

     Tax (Provision) Benefit. Our effective tax rate in 2001 was 35% as compared to 34% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity depends upon our cash flow from operations, the level of availability under our senior credit facility and our ability to raise capital from third-parties. During the third quarter of 2001, and in anticipation of a declining market during the remainder of 2001 and 2002, we instituted a working capital management program focused on reducing our borrowings under credit facilities and increasing our borrowing capacity. As a result of these efforts, and our financing completed in connection with the ReedHycalog(TM) acquisition, we believe we have significantly improved our liquidity position and that we are well positioned to not only take full advantage of the expected upturn in the market for our products and services, but to maintain our businesses and take advantage of opportunities even in the event of any delay in the expected recovery in our markets.

     At December 31, 2002, we had cash and cash equivalents of $21.9 million, working capital of $356.9 million, excluding short-term debt, and unused borrowing availability of $91.0 million under our new senior credit facility, as compared to cash and cash equivalents of $10.4 million, working capital of $267.3 million, excluding short-term debt, and unused borrowing availability under our previous revolving credit facility of $65.9 million at December 31, 2001. This $89.6 million increase in working capital is due to the ReedHycalog(TM) acquisition in December 2002. Excluding the ReedHycalog(TM) acquisition, which contributed approximately $129.4 million in working capital as of December 31, 2002, working capital decreased $39.8 million. This decrease is primarily due to our efforts to decrease our working capital investment as well as declining market conditions.

     The following table summarizes our cash flows provided by (used) in operating activities, net cash used in investing activities, and net cash provided by (used) in financing activities for the periods presented:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       2001       2002
                                                      --------   --------   ---------
                                                              (IN THOUSANDS)
Net Cash Provided by (Used) in Operating
  Activities........................................  $(32,615)  $ 40,490   $ 119,289
Net Cash Used in Investing Activities...............   (86,769)   (42,134)   (313,836)
Net Cash Provided by Financing Activities...........   121,495      3,713     206,041

  OPERATING ACTIVITIES

     Our net cash flow provided by operating activities increased by $78.8 million in 2002 as compared to 2001. This increase reflects the working capital management program we implemented in the fourth quarter of 2001, which focuses on minimizing the cash conversion cycle related to inventory, accounts receivable, and accounts payable. The net incremental source of cash, primarily related to working capital, was $127.2 million, coupled with increased cash flow of $7.7 million attributable to dividends from our equity investment in Voest-Alpine. Partially offsetting this increase is a decrease in our net income, before cumulative effect of accounting change, as adjusted for other charges, depreciation, amortization, and deferred income taxes of $56.2 million. This decrease reflects the downturn in the oil and gas drilling markets due to the decline in rig counts. Our net cash flow provided by operating activities increased by $73.1 million in 2001 as compared to 2000. The improvement in 2001 was generated by an increase in our net income as adjusted for other charges, depreciation, amortization, and deferred income taxes of $73.4 million, coupled with increased cash flow of $8 million attributable to dividends from our equity investment in Voest-Alpine, partially offset by a net incremental use of cash of $8.3 million related primarily to an increase in working capital.

  INVESTING ACTIVITIES

     Our net cash used in investing activities increased by $271.7 million in 2002 as compared to 2001 due primarily to increased business acquisitions during 2002 coupled with increased capital expenditures for property, plant, and equipment. In December 2002, we finalized our acquisition of ReedHycalog(TM), which included approximately $255 million in cash as part of the purchase price. Our net cash used by investing activities decreased by $44.6 million in 2001 as compared to 2000 due primarily to decreased business acquisitions activity, partially offset by increased capital expenditures for property, plant, and equipment. In the fourth quarter of 2000, we consummated four acquisitions for approximately $66.0 million in cash.

     Our capital expenditures for property, plant, and equipment totaled $37.2 million and $45.8 million for the years ended December 31, 2001 and 2002, respectively. We currently expect to expend approximately $40 million (including expenditures relating to ReedHycalog(TM)) for capital expenditures for property, plant, and equipment during 2003. This includes capital expenditures related to our capital improvement program to reduce production costs and improve efficiencies and the existing equipment base.

  FINANCING ACTIVITIES

     Our net cash provided by financing activities increased by $202.3 million in 2002 as compared to 2001. In 2002, we received net proceeds of $170.4 million from the issuance of $175 million 9% Senior Notes Due 2009, coupled with net borrowings of $36.8 million. Our net cash provided by financing activities decreased by $117.8 million in 2001 as compared to 2000. In 2001, we had net borrowings related to our previous credit facility of $22 million as compared to $30.8 million in 2000. In 2000, we received net proceeds of $193.3 million from the issuance of $200 million 9 5/8% Senior Notes Due 2007, offset partially by debt repayments of $120.3 million.

 NEW SENIOR CREDIT FACILITY AND OTHER LONG-TERM DEBT

     Our debt balances are primarily comprised of: (1) borrowings under our new senior credit facility that we entered into contemporaneously with the closing of the ReedHycalog(TM) acquisition and replaced our prior revolving credit facility, (2) our 9 5/8% Senior Notes due 2007, and (3) our 9% Senior Notes due 2009. We estimate our required principal and interest payments for our outstanding debt to be approximately $56.1 million for 2003.

  New Senior Credit Facility

     In connection with the ReedHycalog(TM) acquisition, we entered into a new four year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks. The Senior Credit Facility replaced our prior revolving credit facility. The Senior Credit Facility is comprised of a $50 million term loan consisting of a $47 million U.S. term loan and a $3 million Canadian term loan, and a $190 million revolving credit facility consisting of a $183 million U.S. revolving facility and a $7 million Canadian revolving facility.

     The credit facilities are guaranteed by Grant Prideco, Inc. and all domestic subsidiaries and are secured by substantially all of our U.S. assets, including U.S. inventories, equipment, receivables, owned real property, and stock of certain foreign subsidiaries. The Canadian credit facilities are guaranteed by Grant Prideco, Inc. and all U.S. subsidiaries and are secured by substantially all of our U.S. assets and certain of our Canadian inventories, equipment, receivables, and owned real property and 65% of the stock of certain foreign subsidiaries.

     Availability under the revolving credit facility, which was $91.0 million as of December 31, 2002, is based on the collateral value of the inventories and receivables securing the credit facility. The current outstanding principal balance of the term loans is $50 million. Amounts outstanding under the credit facilities accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) or LIBOR (plus 1.75% to 3.00% depending on our leverage ratio and the type of loan, whether revolving or term) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75% to 2.00% depending on our leverage ratio and the type of loan, whether revolving or term) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit facility also provides us with availability for stand-by letters of credit. We are required to comply with various affirmative and negative covenants which will limit our ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and take other actions. We are subject to financial covenants that require us to limit our capital expenditures and, under certain circumstances, require us to maintain a certain minimum fixed charge coverage ratio.

  9% Senior Notes Due 2009

     In December 2002, we issued $175 million principal amount of 9% Senior Notes Due 2009. Net proceeds from the issuance of approximately $170 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog(TM) acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, we may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items. As of December 31, 2002, we were in compliance with the various covenants under the 9% Senior Notes indenture.

     In the event there is a payment default under our credit facility, the 9% Senior Notes could come due.

  9 5/8% Senior Notes Due 2007

     In December 2000, we issued $200 million principal amount of 9 5/8% Senior Notes Due 2007. The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay a $100 million subordinated note to Weatherford International, Inc. and to repay outstanding borrowings under our existing revolving credit facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year. We may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The
9 5/8% Senior Notes are guaranteed by all of our domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items. As of December 31, 2002, we were in compliance with the various covenants under the 9 5/8% Senior Notes indenture.

     In the event there is a payment default under our credit facility, the 9 5/8% Senior Notes could come due.

  VOEST-ALPINE

     Debt. In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, we incurred debt, denominated in Euros, in the amount of $24.6 million (the "Voest-Alpine Debt"). As of December 31, 2002, this debt had been paid in full.

     Purchase Commitments. As part of our arrangement to invest in Voest-Alpine, we entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, we agreed to purchase a minimum of 60,000 metric tons of seamless green drill pipe per year through September 2003 at a benchmark third-party price. The volume requirements represent approximately 50% of our normal worldwide requirements for this type of tubular for drill pipe and could be resold by us in the international markets. Because this agreement requires us to purchase tubulars regardless of our needs, some purchases under this agreement could be made for inventory during periods of low demand. These types of purchases would require us to use our working capital and expose us to risks of excess inventory during those periods. Although these purchases could require us to expend a material amount of money, we expect that we will be able to use or sell all of the tubular products we are required to purchase from Voest-Alpine. We are in the process of extending the term of this contract, which we would expect to have similar terms and conditions as our existing contractual arrangement.

LIQUIDITY OUTLOOK

     We estimate our required principal and interest payments for our outstanding debt to be approximately $56.1 million for 2003 and capital expenditures for 2003 to be approximately $40 million in the aggregate. This includes expenditures related to our capital improvement program we began in 2001. We currently expect to satisfy all required capital expenditures and debt service requirements during 2003 from operating cash flows, existing cash balances, and the revolver of our new senior credit facility. As of December 31, 2002, we had borrowed $107.3 million under the Senior Credit Facility, of which $50 million relates to the term loan and $4.2 million had been used to support outstanding letters of credit. Net borrowing availability was $91.0 million.

     Based on our current projected capital expenditures and required principal and interest payments, our operating cash flows, existing cash balances, and estimated availability under the new senior credit facility, we believe we can satisfy all of our expected commitments during the next 12 months and will have sufficient liquidity in the event of a prolonged market downturn to not only maintain our existing operations but to take advantage of strategic opportunities that may present themselves during any such period. Acquisitions and expansions will be financed from cash flow from operations, borrowings under our new senior credit facility, or through a combination of the issuance of additional equity and debt financing, as appropriate. Any future financing will be arranged to meet our requirements, with the timing, amount, and form of issue dependent on the prevailing market and general economic conditions.

     The following table summarizes our contractual obligations and commercial commitments at December 31, 2002 (in thousands):

CONTRACTUAL OBLIGATIONS          TOTAL     LESS THAN 1 YEAR   2-4 YEARS   5-6 YEARS   AFTER 6 YEARS
-----------------------         --------   ----------------   ---------   ---------   -------------
Long-Term Debt................  $488,029       $10,432        $101,348    $199,592      $176,657
Capital Lease Obligations.....     2,328         1,079           1,249          --            --
Operating Leases..............    48,282         8,432          20,491       8,812        10,547
Purchase Commitments --
  Open-Ended..................     7,950         6,400           1,550          --            --
  Closed-Ended................       758           758              --          --            --
                                --------       -------        --------    --------      --------
Total Contractual
  Obligations.................  $547,347       $27,101        $124,638    $208,404      $187,204
                                ========       =======        ========    ========      ========

COMMERCIAL COMMITMENTS             TOTAL    LESS THAN 1 YEAR   2-4 YEARS   5-6 YEARS   AFTER 6 YEARS
----------------------             ------   ----------------   ---------   ---------   -------------
Line of Credit...................  $  231        $  231          $ --        $ --          $ --
Standby Letters of Credit........   7,337         6,421           257         659            --
                                   ------        ------          ----        ----          ----
Total Commercial Commitments.....  $7,568        $6,652          $257        $659          $ --
                                   ======        ======          ====        ====          ====

  TAX MATTERS

     As a result of our spinoff from Weatherford, subsequent to April 14, 2000, we are no longer able to combine the results of our operations with those of Weatherford in reporting income for United States federal income tax purposes and for income tax purposes in states and foreign countries in which we do business.

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

  RELATED-PARTY TRANSACTIONS

     A majority of our current board of directors appointed at the time of our spinoff are also directors of Weatherford. In addition, in connection with our spinoff from Weatherford in April 2000, we entered into a preferred supplier agreement with Weatherford for a period of up to three years that provided a $30 million drill stem purchase price credit as partial payment of intercompany debt being forgiven by them at the time of the spinoff. Weatherford has utilized approximately $13.1 million of the drill stem credit as of December 31, 2002. We are currently in negotiations with Weatherford to extend the terms of this agreement. Prior to and since the spinoff, Weatherford has remained a customer for our drill stem and other products. We believe that the prices we charge Weatherford for these products under our preferred supplier agreement are arms-length prices and consistent with market prices charged to similarly situated rental tool companies. Our transactions with Weatherford are more fully described in Note 18 to our financial statements.

  OFF-BALANCE SHEET FINANCING

     As of December 31, 2002 we own interests in three companies that are not consolidated in our financial statements, including Voest-Alpine. Such investments are accounted for under the equity method of accounting. See Note 6 to our audited consolidated financial statements for financial data, including total assets and liabilities for Voest-Alpine. The two other joint ventures relate to technologies we are currently developing. These two companies do not have any debt, other than trade payables relating primarily to research and development expenses.

     We do not have any off-balance sheet hedging, financing arrangements, contracts, or operations that rely upon credit or similar ratings.

  RECENT ACCOUNTING PRONOUNCEMENTS

     For recent accounting pronouncements, see Note 1 in our audited consolidated financial statements included elsewhere in this report.

FORWARD-LOOKING STATEMENTS AND EXPOSURES

     In light of the SEC's Regulation FD, we have elected to provide in this report various forward-looking statements and operational details. We have done so to assure full market disclosure of information that we generally make available to our investors and securities analysts. We expect to provide updates to this information on a regular basis in our periodic and current reports filed with the SEC. We have also made our investor conference calls open to all investors and encourage all investors to listen in on these calls. We will publicly announce the call-in information in a press release before such calls. We are providing this information to assist our stockholders in better understanding our business. These expectations reflect only our current view on these matters as of the date of this report and are subject to change based on changes of facts and circumstances. There can be no assurance that these expectations will be met and our actual results will likely vary (up or down) from those currently projected. These estimates speak only of our expectations as of the date of this report and we make no undertaking to update this information. The absence of an update should not be considered as an affirmation of our current expectations or that facts have not changed during the quarter that would impact our expectations.

     In modeling our earnings for 2003, we have made numerous assumptions regarding our operations. Although we believe, as of the date this report is filed, that these assumptions are reasonable, there can be no assurance that they will be correct in the future.

GENERAL

     - The average North American rig count (U.S. and Canada) for 2003 will be 1,187.

     - The average international rig count for 2003 will be 729.

     - Natural gas prices will not fall in a manner that would affect demand for our products or potential purchasing decisions or customer perceptions.

     - Domestic demand for our drill stem products will increase during the year and result in increased sales during the second half of 2003.

     - International demand for our drill stem products will continue to be relatively strong throughout 2003.

     - We expect our effective tax rate to be 37% to 38% during 2003.

     - There will be no changes in domestic or worldwide political events that would have an adverse consequence upon the domestic or worldwide economies and the demand for our products and services. In particular, we assume that OPEC and other oil exporting countries and organizations will take reasonable actions to insure that worldwide oil prices remain relatively stable and not fall for any prolonged period of time that would adversely affect demand for our products, and that United States current and potential military actions in Afghanistan, Iraq, or elsewhere will not disrupt any of our operations or demand for our products.

     - We will expend approximately 2% of revenues on research and development activities during 2003.

     - We will expend approximately $40 million on capital expenditures during 2003.

     - We will reduce our consolidated debt by approximately $100 million during 2003.

     - We will not experience any material unusual losses, expenses, or charges associated with litigation, warranty claims, environmental matters, or property losses.

     - Our marine connection product lines will not be materially affected by the impact of the Watts litigation described in Item 3. Legal Proceedings.

     - Our utility costs, labor costs, and other expenses will not increase substantially from their current levels.

     - Our manufacturing operations will not experience any material disruptions in supply or efficiencies.

     - We will not incur any material currency remeasurement or transactional losses or other foreign currency losses.

     - There will not be any material acquisitions or divestments during the year. Although we have made this assumption for modeling purposes, we do expect that some acquisitions and divestments will be made during the year that will affect our projections and assumptions.

     - There will be no material adverse affect on our operations as a result of United States trade laws during 2003. Our operations and costs will not be adversely affected by any other actions under the trade laws relating to products imported by us from our foreign locations.

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

  A FURTHER DECLINE IN DOMESTIC AND WORLDWIDE OIL AND GAS DRILLING ACTIVITY WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our business is materially dependent on the level of oil and gas drilling activity in North America and worldwide, which in turn depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current prices for oil and gas and the perceived stability and sustainability of those prices. Oil and gas prices have been subject to significant fluctuation in recent years in response to changes in the supply and demand for oil and gas, market uncertainty, world events, governmental actions, and a variety of additional factors that are beyond our control, including:

     - the level of North American and worldwide oil and gas exploration and production activity;

     - worldwide economic conditions, particularly economic conditions in North America;

     - oil and gas production costs;

     - the expected costs of developing new reserves;

     - national government political requirements and the policies of the Organization of Petroleum Exporting Countries (OPEC);

     - the price and availability of alternative fuels;

     - environmental regulation; and

     - tax policies.

     Decreased demand for our products results not only from periods of lower drilling activity, but also from the resulting build up of customer inventory of drill pipe associated with idle rigs, which can be used on active rigs in lieu of new purchases. The time period during which drill pipe inventory is used is a function of the number of rigs actively drilling and the expected level of drilling activity. A decrease in the number of rigs actively drilling results in a large amount of unused drill pipe on idle rigs and a decrease in demand for new drill pipe. In general, customers begin placing orders for new drill pipe when expected rig utilization over the next two quarters approaches the number of rigs for which customers have available drill pipe.

  AN ECONOMIC DOWNTURN COULD ADVERSELY AFFECT DEMAND FOR OUR PRODUCTS AND SERVICES AND OUR RESULTS OF OPERATIONS.

     The U.S. and worldwide economies slowed during 2002. The decline in the U.S. economy has negatively impacted natural gas drilling activity. If expected economic improvement in the U.S. does not occur or international markets decline unexpectedly, our results of operations and financial condition could be materially adversely affected.

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

  DUE TO INTENSE COMPETITION IN OUR INDUSTRY, OUR REVENUES MAY DECLINE IF WE DO NOT DEVELOP, PRODUCE, AND COMMERCIALIZE NEW COMPETITIVE TECHNOLOGIES AND PRODUCTS OR IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR CURRENT AND FUTURE INTELLECTUAL PROPERTY RIGHTS RELATING TO OUR TECHNOLOGIES AND PRODUCTS.

     The markets for our premium products and services are characterized by continual developments. Substantial improvements in the scope and quality of product function and performance can occur over a short period of time. In order to remain competitive, we must be able to develop commercially competitive products in a timely manner in response to changes in technology. Our ability to develop new products and maintain competitive advantages depends on our ability to design and commercially market products that meet the needs of our customers, including delivery schedules and product specifications.

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

     Many of our products and the processes we use to manufacture them have been granted U.S. and international patent protection, or have patent applications pending. Nevertheless, patents may not be granted for our applications and, if patents are issued, the claims allowed may not be sufficient to protect our technology. If our patents are not enforceable or if any of our products infringe patents held by others, our financial results may be adversely affected. Our competitors may be able to independently develop technology that is similar to ours without infringing on our patents, which is especially true internationally where the protection of intellectual property rights may not be as effective. In addition, obtaining and maintaining intellectual property protection internationally may be significantly more expensive than doing so domestically. We may have to spend substantial time and money defending our patents and, after our patents expire, our competitors will not be legally constrained from developing products substantially similar to ours.

  OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION ARE DEPENDENT UPON OUR ABILITY TO SUCCESSFULLY INCREASE AND DECREASE, WITHOUT MATERIAL DISRUPTION, OUR MANUFACTURING CAPACITY AND EXPENSE IN RESPONSE TO CHANGES IN DEMAND AND TO MAINTAIN PRICES FOR OUR PRODUCTS, WHICH CAN BE ADVERSELY AFFECTED BY CHANGES IN INDUSTRY CONDITIONS AND COMPETITIVE FORCES.

     Our projections assume a steady increase in demand for our products and services during 2003, in particular our drill stem products. In order to meet our projections, we assume we will increase our production during peak demand periods with minimal operational disruption and inefficiency. If this does not happen, our results of operations during ramp-up for high demand periods could be materially adversely affected.

     Beginning in 2001, we initiated substantial price increases for our drill stem products, which began benefiting revenues and operating profit during the third quarter of 2001. Our ability to maintain these price increases is subject to various risks, including adverse changes in industry conditions, as well as unexpected actions by our competitors. We believe our current prices are generally at satisfactory levels given the increased quality and premium nature of our products, but if market conditions or other factors cause us to decrease prices, our results could be materially adversely affected.

  OUR INTERNATIONAL OPERATIONS MAY EXPERIENCE SEVERE INTERRUPTIONS DUE TO POLITICAL, ECONOMIC, OR OTHER RISKS, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     During 2002, we derived approximately 26% of our total revenues from our facilities outside the U.S. In addition, a large part of sales from our domestic locations were for use in foreign countries. We expect this percentage to increase substantially, and our recent acquisition of ReedHycalog(TM) will further increase our international exposure. In addition, many of our key manufacturing operations are outside of the U.S. Our operations in certain international locations, including Mexico, Austria, Italy, China, Indonesia, United Kingdom, and Singapore are subject to various political and economic conditions existing in those countries that could disrupt operations. These risks include:

     - changes in foreign tax laws;

     - changes in regulations and labor practices;

     - currency fluctuations and devaluations;

     - currency restrictions and limitations on repatriation of profits; and

     - political instability or military conflict.

     Our foreign operations may suffer disruptions, and we may incur losses that will not be covered by insurance. We have not historically carried political risk insurance. In particular, terrorist attacks and other threats to U.S. national security and resulting U.S. military activity throughout the world increases the possibility that our operations could be interrupted or adversely affected. Such disruption could result in our inability to ship products in a timely and cost-effective manner or our inability to place contractors and employees in various countries or regions.

     Any material currency fluctuations or devaluations or political events that disrupt oil and gas exploration and production or the movement of funds and assets could materially adversely affect our results of operations and financial position.

     We have entered into an agreement with Voest-Alpine, an entity of which we own 50.01%, to purchase 60,000 metric tons of green tubulars per year through September 2003. Our future results could be adversely affected if we are unable to use or resell these tubulars. In addition, we have agreed to be responsible for paying any "anti-dumping" duties in the U.S. on the resale of these tubulars, which could affect our ability to resell the tubulars in the U.S. Further, our long-term supply contract with Voest-Alpine is denominated in Euros. We have no significant offset for revenues in Euros and we have not hedged for currency risk with respect to this contract. In addition, our manufacturing of tool joints in Italy has benefited from a weak Euro against the U.S. dollar until recently. Thus, a material long-term strengthening of the Euro versus the U.S. dollar could materially adversely affect our results of operations.

  IF WE ARE UNABLE TO ADEQUATELY RENEW OR REPLACE OUR SUPPLY CONTRACT WITH VOEST-ALPINE AND OUR PROCESSING AGREEMENT WITH U.S. STEEL, OUR RESULTS OF OPERATIONS AND FINANCIAL RESULTS WOULD BE ADVERSELY AFFECTED.

     Our four year supply contract with Voest-Alpine, under which we have agreed to purchase a minimum of 60,000 metric tons of tubulars per year, expires in September 2003. The volume requirements represent approximately one-half of our normal worldwide requirements for this type of tubulars during normalized market conditions. If we are unable to successfully renew or replace this supply contract on terms reasonably acceptable to us, our results of operations would be adversely affected.

     Similarly, we have entered into a contract with U.S. Steel to provide processing services for virtually all of its large diameter casing products. This contract expires on December 31, 2003, and we do not expect that it will be renewed. During 2002, this contract contributed approximately $10 million in revenues and earnings per share of approximately $0.02. If we are unable to adequately replace this business with comparable quantities and sales margins, our results of operations and financial results could be adversely affected.

  IN CONNECTION WITH OUR BUSINESS OPERATIONS AND THE REEDHYCALOG(TM) ACQUISITION, WE COULD BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS THAT ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     We have assumed a substantial portion of ReedHycalog's obligations, responsibilities, liabilities, costs, and expenses arising out of or incurred in connection with its business. Our products, as well as ReedHycalog's drill bits and related technologies, are complex, and the failure of this equipment to operate properly or to meet specifications may greatly increase our customers' costs of drilling a well. In addition, many of these products are used in hazardous drilling and production applications where an accident or product failure can cause personal injury or loss of life; damage to property, equipment, or the environment; regulatory investigations and penalties; and the suspension of the end-user's operations. If our products or services fail to meet specifications or are involved in accidents or failures, we could face warranty, contract, or other litigation claims for which we may be held responsible and our reputation for providing quality products may suffer.

     Our insurance may not be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur or be responsible for under the ReedHycalog(TM) purchase agreement. Moreover, in the future we may not be able to maintain insurance at levels of risk coverage or policy limits that we deem adequate or at premiums that are reasonable for us, particularly in the recent environment of significant insurance premium increases. Further, any claims made under our policies will likely cause our premiums to increase. Any future damages deemed to be caused by our products or services, including those of ReedHycalog(TM), that are assessed against us and that are not covered by insurance, or that are in excess of policy limits or subject to substantial deductibles, could have a material adverse effect on our results of operations and financial condition.

  WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH, AND SAFETY LAWS AND REGULATIONS THAT EXPOSE US TO POTENTIAL FINANCIAL LIABILITY.

     Our operations are regulated under a number of federal, state, local, and foreign environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Compliance with these environmental laws is a major consideration in the manufacturing of our products. Because we use and generate hazardous substances and wastes in our manufacturing operations, we may be subject to material financial liability for any investigation and clean up of such hazardous materials, and any related personal injury damages or toxic tort claims. We have not historically carried insurance for such matters.

     In addition, many of our current and former properties are or have been used for industrial purposes. Accordingly, we also may be subject to financial liabilities relating to the investigation and remediation of hazardous materials resulting from the action of previous owners or operators of industrial facilities on those sites. Liability in many instances may be imposed on us regardless of the legality of the original actions relating to the hazardous or toxic substances or whether or not we knew of, or were responsible for, the presence of those substances. Liabilities we have assumed in connection with the ReedHycalog(TM) acquisition include, subject to certain exceptions, certain obligations, liabilities, costs, and expenses for violations of health, safety and environmental laws relating to the assets and include certain unknown, as well as known, obligations, liabilities, costs, and expenses arising or incurred prior to, on or after the closing date. Furthermore, with certain exceptions, we may be required to indemnify Schlumberger against losses incurred in connection with or related to these assumed liabilities.

     We are also subject to various federal, state, local, and foreign laws and regulations relating to safety and health conditions in our manufacturing facilities. Those laws and regulations may subject us to material financial penalties or liabilities for any noncompliance, as well as potential business disruption if any of our facilities or a portion of any facility is required to be temporarily closed as a result of any violation of those laws and regulations. Any such financial liability or business disruption could have a material adverse effect on our financial condition and results of operations.

  WE ARE UNFAMILIAR WITH THE DRILL BITS BUSINESS AND MAY FACE UNEXPECTED DIFFICULTIES IN OPERATING THE BUSINESS OR MAY NOT ACHIEVE THE EXPECTED BENEFITS OF THE REEDHYCALOG(TM) ACQUISITION.

     Prior to the ReedHycalog(TM) acquisition, we did not own or operate drill bits businesses. The ReedHycalog(TM) acquisition has resulted in a new drill bits product line for us. Our overall management team has limited experience in drill bits development, manufacturing, and distribution operations, so we may face regulatory and operational matters with which we are unfamiliar. In addition, we may be operating in unfamiliar markets and be less able to respond to changes in markets than our more experienced competitors. Therefore, until the ReedHycalog(TM) assets, product lines, and operations have been transitioned into our operations, it is difficult to predict accurately the effects of the ReedHycalog(TM) acquisition. Furthermore, synergies and other benefits we expect to result from the acquisition of ReedHycalog(TM) may not be achieved or, if achieved, may not be achieved in the period in which they are expected. In addition, whether we will actually realize anticipated benefits depends on future events and circumstances beyond our control, such as economic conditions in general or in the oil and gas industry in particular, and the other risk factors discussed elsewhere in this Annual Report.

  WE MAY NOT HAVE THE SAME COMPETITIVE ADVANTAGES IN THE DRILL BITS BUSINESS AS WE ENJOY IN THE COMPETITIVE ENVIRONMENT FOR THE MANUFACTURE, SUPPLY, AND PROVISION OF OILFIELD DRILL PIPE AND OTHER DRILL STEM PRODUCTS AND PREMIUM CONNECTIONS AND TUBULAR PRODUCTS.

     We hold a leading market position and have greater resources than many of our competitors in the business of manufacturing, supplying, and providing oilfield drill pipe and other drill stem products and premium connections and tubular products. The competitive environment for the drill bits business differs greatly, with Smith International, Baker Hughes, ReedHycalog(TM), and Halliburton being the largest competitors. Each of Smith International, Baker Hughes, and Halliburton has greater marketing, financial, and technical resources than we do and could use those resources to affect our ability to compete, thereby reducing the sales, profits, and benefits we expect to receive from the ReedHycalog(TM) acquisition.

  ASSIMILATING REEDHYCALOG(TM) INTO OUR CORPORATE STRUCTURE MAY STRAIN OUR RESOURCES AND MAY PROVE TO BE DIFFICULT.

     The ReedHycalog(TM) acquisition was significantly larger than any of our previous acquisitions. The significant expansion of our business and operations, both in terms of geography and magnitude, resulting from the acquisition of ReedHycalog(TM) may strain our administrative, operational, and financial resources. In addition, the ReedHycalog(TM) acquisition included the drill bit assets, but did not include all of the corporate infrastructure necessary to operate such business. The creation of corporate and administrative infrastructure for ReedHycalog(TM) and the assimilation of ReedHycalog(TM) into our Company will require substantial time, effort, attention, and dedication of management resources and may detract our management in unpredictable ways from our traditional business. The transition process could create a number of potential challenges and adverse consequences for us, including the possible unexpected loss of key employees, customers or suppliers, a possible loss of revenues or an increase in operating or other costs. These types of challenges and uncertainties could have a material adverse effect on our business, financial condition, and results of operations. We may not be able to manage the combined operations and assets effectively or realize any of the anticipated benefits of ReedHycalog(TM).

     As part of our business strategy, we intend to pursue other strategic acquisitions and we may face similar challenges regarding such acquisitions.

  OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ACTIONS UNDER U.S. TRADE LAWS AND NEW FOREIGN ENTRANTS INTO U.S. MARKETS.

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

     Additionally, foreign producers of tubular goods have been found to have sold their products, which may include premium connections, for export to the U.S. at prices that are lower than the cost of production, or their prices in their home market, or a major third-country market. Anti-dumping orders restricting the manner and price at which tubular goods from certain countries can be imported are currently in effect. If such orders are revoked or changed, we could be exposed to increased competition from imports that could reduce our sales and market share. In addition, the premium connections market served by our Atlas Bradford(R) product line is highly competitive. The level of competition could further increase if foreign steel mills, with their own lines of internationally accepted premium connections, more successfully penetrate the U.S. market.

  OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED DUE TO AN IMPLEMENTATION OF A NEW ENTERPRISE-WIDE RESOURCE PLANNING (ERP) SYSTEM.

     We currently are implementing a new management ERP system that we believe will, in the long term, significantly enhance our information systems, internal processes and controls. This implementation is ongoing and includes a significant amount of management's time and dedication and may distract management in unpredictable ways from our core businesses. Additionally, the ERP system might not result in the anticipated benefits and may actually cause disruptions and inefficiencies in our businesses which could result in increases in our operating and other costs that could adversely affect our results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  FINANCIAL INSTRUMENTS

     We are currently exposed to certain market risks arising from transactions that we enter into in the normal course of business. These risks relate to fluctuations in foreign currency exchange rates and changes in interest rates. We do not believe these risks are material. Refer to Note 9 to the financial statements included elsewhere in this Annual Report on Form 10-K for additional information on financial instruments.

  FOREIGN CURRENCY RISK

     The functional currency for a majority of our international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. We sometimes hedge our exposure to changes in foreign exchange rates principally with forward contracts.

     Forward contracts designated as hedges of foreign currency transactions are marked to the forward rate with the resulting gains and losses recognized in earnings, offsetting losses and gains on the transactions hedged. We enter into foreign exchange contracts only as a hedge against existing economic exposures and not for speculative or trading purposes. The counterparties to our foreign exchange contracts are creditworthy multinational commercial banks. We believe that the risk of counterparty nonperformance is minimal.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

     At December 31, 2002, we had no open forward contracts.

     At December 31, 2001, we had open forward contracts and call options to exchange U.S. dollars for Euros at a fair value of approximately $0.2 million. For the year ended December 31, 2001, we have recognized hedging losses of $0.6 million.

  INTEREST RATES

     We are and will be subject to market risk for changes in interest rates related primarily to our long-term debt. The following tables summarize our debt obligations at December 31, 2001 and 2002, that are sensitive to changes in interest rates. The tables present principal cash flows by expected maturity dates and weighted average interest rates (in thousands):

2001
LONG-TERM DEBT:                    2002     2003     2004     2005     2006    THEREAFTER
---------------                   ------   ------   ------   ------   ------   ----------
  Fixed rate....................  $1,193   $1,163   $1,320   $  197   $   84    $199,290
  Average interest rate.........    9.52%    9.55%    9.58%    9.60%    9.61%       9.61%
  Variable rate.................  $5,263   $   92   $  576   $1,151   $1,151    $     --
  Average interest rate.........    5.06%    4.69%    4.65%    4.65%    4.65%         --

2002
LONG-TERM DEBT:                 2003     2004     2005     2006       2007     THEREAFTER
---------------                ------   ------   ------   -------   --------   ----------
  Fixed rate.................  $4,368   $1,933   $  289   $   216   $199,355    $176,894
  Average interest rate......    9.26%    9.31%    9.33%     9.33%      9.20%       8.96%
  Variable rate..............  $7,143   $7,143   $7,143   $85,873   $     --    $     --
  Average interest rate......    4.09%    4.09%    4.09%     4.09%        --          --

     Excluding the Senior Notes, most of our long-term borrowings are at variable rates, which reflect current market rates, and therefore the fair value of these borrowings approximates book value. Based upon these balances, an immediate change of one percent in the interest rate would not cause a material change in interest expense on an annual basis.

     The fair value of financial instruments which differed from their carrying value at December 31, 2001 and 2002, was as follows (in millions):

                                                                DECEMBER 31,
                                                    -------------------------------------
                                                          2001                2002
                                                    -----------------   -----------------
                                                    CARRYING    FAIR    CARRYING    FAIR
                                                     VALUE     VALUE     VALUE     VALUE
                                                    --------   ------   --------   ------
9 5/8% Senior Notes due 2007......................   $199.0    $198.0    $199.1    $210.7
9% Senior Notes due 2009..........................       --        --     175.0     181.6

     Currently, we have variable interest rate debt totaling approximately $112.4 million. These variable rate debts expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the variable interest rate were to increase by 1% from December 2001 levels, our combined interest expense would increase by approximately $1.1 million annually. The carrying value of our variable interest rate debt approximates fair value as they bear interest at current market rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements are filed in this Item 8:

        Report of Independent Auditors

        Report of Independent Public Accountants

        Consolidated Balance Sheets at December 31, 2001 and 2002

        Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002

        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

        Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002

        Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Grant Prideco, Inc.

     We have audited the accompanying consolidated balance sheets of Grant Prideco, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Grant Prideco, Inc. as of December 31, 2000, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 19, 2001 expressed an unqualified opinion on those statements before the transitional disclosures described in Note 10 and included an explanatory paragraph that disclosed the change in the Company's method of accounting for revenue recognition pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 which was adopted in the fourth quarter of 2000, effective January 1, 2000.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grant Prideco, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

     As discussed above, the financial statements of Grant Prideco, Inc. as of December 31, 2000, and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 10, these financial statements were revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company effective January 1, 2002. Our audit procedures with respect to the disclosures in Note 10 for 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, net of tax, recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2000 in Note 10 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Company other than with respect to such transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.

                                          -s- Ernst & Young LLP
                                          ERNST & YOUNG LLP

Houston, Texas
February 7, 2003

          THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED AND THIS REPORT
                   HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Grant Prideco, Inc.:

     We have audited the accompanying consolidated balance sheet of Grant Prideco, Inc., (a Delaware corporation), and subsidiaries (the "Company"), as of December 31, 2000 and the related statements of operations, cash flows and stockholders' equity for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Grant Prideco, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 which was adopted in the fourth quarter of 2000, effective January 1, 2000.

                                          /s/ Arthur Andersen LLP
                                          ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 2001

                              GRANT PRIDECO, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              --------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                PAR VALUE AMOUNT)
                                      ASSETS
Current Assets:
  Cash and Cash Equivalents.................................  $ 10,384   $   21,878
  Restricted Cash...........................................     5,383        8,522
  Accounts Receivable, Net of Allowance for Uncollectible
     Accounts of $1,407 and $2,815 for 2001 and 2002,
     respectively...........................................   148,223      191,087
  Inventories...............................................   198,814      247,936
  Current Deferred Tax Assets...............................    16,275       19,964
  Prepaid Expenses..........................................     7,085       18,467
  Other Current Assets......................................     6,199       14,380
                                                              --------   ----------
                                                               392,363      522,234
                                                              --------   ----------
Property, Plant, and Equipment, Net.........................   224,507      292,504
Goodwill....................................................   231,521      394,083
Intangible Assets, Net......................................     3,473       38,953
Investments in and Advances to Unconsolidated Affiliates....    55,289       50,302
Deferred Tax Assets.........................................       108          270
Other Assets................................................     8,337       17,003
                                                              --------   ----------
                                                              $915,598   $1,315,349
                                                              ========   ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings and Current Portion of Long-Term
     Debt...................................................  $ 61,154   $   16,657
  Accounts Payable..........................................    62,689       74,344
  Current Deferred Tax Liabilities..........................     5,051        2,581
  Customer Advances.........................................     1,469        1,228
  Accrued Labor and Benefits................................    15,927       25,473
  Drill Pipe Credit.........................................    10,000       16,886
  Other Accrued Liabilities.................................    29,891       44,810
                                                              --------   ----------
                                                               186,181      181,979
                                                              --------   ----------
Long-Term Debt..............................................   205,024      478,846
Deferred Tax Liabilities....................................    40,948       38,897
Minimum Pension Liabilities.................................        --        5,211
Other Long-Term Liabilities.................................    12,863        9,623
Commitments and Contingencies (See Notes 16 and 17).........        --           --
Minority Interests..........................................     1,615       11,921
Stockholders' Equity:
  Preferred Stock, $0.01 Par Value; Authorized 10,000
     Shares; no shares issued in 2001 or 2002...............        --           --
  Common Stock, $0.01 Par Value; Authorized 300,000
     Shares; Issued 109,293 and 120,815 in 2001 and 2002,
     respectively...........................................     1,093        1,208
  Capital in Excess of Par Value............................   361,699      476,536
  Treasury Stock, at Cost...................................    (2,551)      (4,409)
  Retained Earnings.........................................   125,199      131,833
  Deferred Compensation Obligation..........................     6,078        7,777
  Accumulated Other Comprehensive Loss......................   (22,551)     (24,073)
                                                              --------   ----------
                                                               468,967      588,872
                                                              --------   ----------
                                                              $915,598   $1,315,349
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GRANT PRIDECO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          2001          2002
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $498,481      $740,127      $639,748
                                                               --------      --------      --------
Costs and Expenses:
  Cost of Sales.............................................    439,515       571,118       503,854
  Selling, General, and Administrative Attributable to
     Segments...............................................     36,759        49,544        56,338
  Corporate General and Administrative......................     20,809        21,402        26,427
  Weatherford Charges.......................................        500            --            --
  Other Charges.............................................     11,129        33,755         7,045
                                                               --------      --------      --------
                                                                508,712       675,819       593,664
                                                               --------      --------      --------
Equity Income in Unconsolidated Affiliates..................      5,495         8,747         5,342
                                                               --------      --------      --------
Operating Income (Loss).....................................     (4,736)       73,055        51,426
                                                               --------      --------      --------
Other Income (Expense):
  Interest Expense..........................................    (17,005)      (27,067)      (27,051)
  Other, Net................................................       (109)       (1,270)       (1,050)
                                                               --------      --------      --------
                                                                (17,114)      (28,337)      (28,101)
                                                               --------      --------      --------
Income (Loss) Before Income Taxes...........................    (21,850)       44,718        23,325
(Provision) Benefit for Income Taxes........................      7,365       (15,651)       (7,228)
                                                               --------      --------      --------
Net Income (Loss) Before Minority Interest..................    (14,485)       29,067        16,097
Minority Interest...........................................       (211)         (977)       (3,051)
                                                               --------      --------      --------
Net Income (Loss) Before Cumulative Effect of Accounting
  Change....................................................    (14,696)       28,090        13,046
Cumulative Effect of Accounting Change, Net of Tax..........     (1,789)           --        (6,412)
                                                               --------      --------      --------
Net Income (Loss)...........................................   $(16,485)     $ 28,090      $  6,634
                                                               ========      ========      ========
Basic Net Income (Loss) Per Share
  Basic net income (loss) before cumulative effect of
     accounting change......................................   $  (0.13)     $   0.26      $   0.12
  Cumulative effect of accounting change....................      (0.02)           --         (0.06)
                                                               --------      --------      --------
  Net income (loss).........................................   $  (0.15)     $   0.26      $   0.06
                                                               ========      ========      ========
  Basic weighted average shares outstanding.................    109,000       109,486       111,459
                                                               ========      ========      ========
Diluted Net Income (Loss) Per Share
  Diluted net income (loss) before cumulative effect of
     accounting change......................................   $  (0.13)     $   0.25      $   0.12
  Cumulative effect of accounting change....................      (0.02)           --         (0.06)
                                                               --------      --------      --------
  Net income (loss).........................................   $  (0.15)     $   0.25      $   0.06
                                                               ========      ========      ========
  Diluted weighted average shares outstanding...............    109,000       110,884       112,854
                                                               ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GRANT PRIDECO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       2001       2002
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash Flows From Operating Activities:
  Net Income (Loss).........................................  $(16,485)  $ 28,090   $   6,634
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by (Used) in Operating Activities:
  Cumulative Effect of Accounting Change....................        --         --       6,412
  Non-Cash Portion of Other Charges.........................    22,125     30,248       2,580
  Depreciation and Amortization.............................    26,746     30,076      31,147
  Goodwill Amortization.....................................     5,096      6,377          --
  Deferred Income Tax.......................................   (11,662)     4,476      (3,663)
  Equity (Income) Loss in Unconsolidated Affiliates, Net of
     Dividends..............................................    (4,939)     3,019      10,746
  Change in Operating Assets and Liabilities, Net of Effects
     of Businesses Acquired:
     Accounts Receivable, Net...............................   (45,466)   (25,158)     22,100
     Inventories............................................   (28,000)   (10,406)     50,169
     Other Current Assets...................................    (1,582)    (3,881)       (143)
     Other Assets...........................................        --       (238)        892
     Accounts Payable.......................................    28,654    (23,125)     (1,039)
     Customer Advances......................................   (16,228)      (806)       (241)
     Other Accrued Liabilities..............................     8,942     (2,293)     (5,880)
     Other, Net.............................................       184      4,111        (425)
                                                              --------   --------   ---------
       Net Cash (Used) in Provided by Operating
          Activities........................................   (32,615)    40,490     119,289
                                                              --------   --------   ---------
Cash Flows From Investing Activities:
  Acquisition of Businesses, Net of Cash Acquired...........   (66,027)    (3,413)   (265,172)
  Investments in and Advances to Unconsolidated
     Affiliates.............................................        --     (1,595)     (3,794)
  Capital Expenditures for Property, Plant, and Equipment...   (20,891)   (37,212)    (45,781)
  Other, Net................................................       149         86         911
                                                              --------   --------   ---------
       Net Cash Used in Investing Activities................   (86,769)   (42,134)   (313,836)
                                                              --------   --------   ---------
Cash Flows From Financing Activities:
  Issuance of Long-Term Debt, Net...........................   193,324         --     170,373
  Borrowings (Repayments) on Debt, Net......................   (89,489)     4,696      36,774
  Purchases of Treasury Stock...............................    (1,046)    (1,637)     (2,279)
  Proceeds from Stock Option Exercises......................     1,502        654       1,173
  Predecessor Stockholder's Investment......................    17,204         --          --
                                                              --------   --------   ---------
       Net Cash Provided by Financing Activities............   121,495      3,713     206,041
                                                              --------   --------   ---------
Net Increase in Cash and Cash Equivalents...................     2,111      2,069      11,494
Cash and Cash Equivalents at Beginning of Year..............     6,204      8,315      10,384
                                                              --------   --------   ---------
Cash and Cash Equivalents at End of Year....................  $  8,315   $ 10,384   $  21,878
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GRANT PRIDECO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK                              ACCUMULATED
                                    $0.01 PAR       CAPITAL IN                  OTHER        TREASURY STOCK      DEFERRED
                                 ----------------   EXCESS OF    RETAINED   COMPREHENSIVE   ----------------   COMPENSATION
                                 SHARES    AMOUNT   PAR VALUE    EARNINGS       LOSS        SHARES   AMOUNT     OBLIGATION
                                 -------   ------   ----------   --------   -------------   ------   -------   ------------
                                                                       (IN THOUSANDS)
Balance at December 31, 1999...       --  $   --     $     --    $113,594     $(13,355)        --    $    --      $   --
  Total Comprehensive Loss.....                                   (16,485)      (6,699)        --         --          --
  Shares Issued in
    Distribution...............  108,391   1,084      347,325          --           --         --         --          --
  Predecessor Stockholder's
    Investment.................       --      --           --          --           --         --         --          --
  Stock Grant and Options
    Exercised..................      151       1        1,501          --           --         --         --          --
  Tax Benefit of Options
    Exercised..................       --      --          610          --           --         --         --          --
  Deferred Compensation
    Obligation.................       --      --           --          --           --         --         --       4,973
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........       --      --           --          --           --        (50)    (1,046)         --
                                 -------  ------     --------    --------     --------       ----    -------      ------
Balance at December 31, 2000...  108,542  $1,085     $349,436    $ 97,109     $(20,054)       (50)   $(1,046)     $4,973
  Total Comprehensive Income
    (Loss).....................       --      --           --      28,090       (2,497)        --         --          --
  Stock Grant and Options
    Exercised..................      119       2          652          --           --         --         --          --
  Tax Benefit of Options
    Exercised..................       --      --          130          --           --         --         --          --
  Deferred Compensation
    Obligation.................       --      --           --          --           --          6        132       1,105
  Issuance of Stock for
    Acquisition................      632       6       11,994          --           --         --         --          --
  Issuance of Restricted
    Stock......................       --      --        2,499          --           --         --         --          --
  Unamortized Restricted
    Stock......................       --      --       (2,328)         --           --         --         --          --
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........       --      --           --          --           --       (124)    (1,637)         --
  Other........................       --      --         (684)         --           --         --         --          --
                                 -------  ------     --------    --------     --------       ----    -------      ------
Balance at December 31, 2001...  109,293  $1,093     $361,699    $125,199     $(22,551)      (168)   $(2,551)     $6,078
  Total Comprehensive Income
    (Loss).....................       --      --           --       6,634       (1,522)        --         --          --
  Stock Grant and Options
    Exercised..................      169       2        1,171          --           --         --         --          --
  Tax Benefit of Options
    Exercised..................       --      --          733          --           --         --         --          --
  Deferred Compensation
    Obligation.................       --      --           --          --           --         28        421       1,699
  Issuance of Stock for
    Acquisition................   11,353     113      110,798          --           --         --         --          --
  Issuance of Restricted
    Stock......................       --      --        7,550          --           --         --         --          --
  Unamortized Restricted
    Stock......................       --      --       (5,415)         --           --         --         --          --
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........       --      --           --          --           --       (202)    (2,279)         --
                                 -------  ------     --------    --------     --------       ----    -------      ------
Balance at December 31, 2002...  120,815  $1,208     $476,536    $131,833     $(24,073)      (342)   $(4,409)     $7,777
                                 =======  ======     ========    ========     ========       ====    =======      ======


                                  PREDECESSOR        TOTAL
                                 STOCKHOLDER'S   STOCKHOLDERS'
                                  INVESTMENT        EQUITY
                                 -------------   -------------
                                        (IN THOUSANDS)
Balance at December 31, 1999...    $ 353,617       $ 453,856
  Total Comprehensive Loss.....           --         (23,184)
  Shares Issued in
    Distribution...............           --         348,409
  Predecessor Stockholder's
    Investment.................     (353,617)       (353,617)
  Stock Grant and Options
    Exercised..................           --           1,502
  Tax Benefit of Options
    Exercised..................           --             610
  Deferred Compensation
    Obligation.................           --           4,973
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........           --          (1,046)
                                   ---------       ---------
Balance at December 31, 2000...    $      --       $ 431,503
  Total Comprehensive Income
    (Loss).....................           --          25,593
  Stock Grant and Options
    Exercised..................           --             654
  Tax Benefit of Options
    Exercised..................           --             130
  Deferred Compensation
    Obligation.................           --           1,237
  Issuance of Stock for
    Acquisition................           --          12,000
  Issuance of Restricted
    Stock......................           --           2,499
  Unamortized Restricted
    Stock......................           --          (2,328)
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........           --          (1,637)
  Other........................           --            (684)
                                   ---------       ---------
Balance at December 31, 2001...    $      --       $ 468,967
  Total Comprehensive Income
    (Loss).....................           --           5,112
  Stock Grant and Options
    Exercised..................           --           1,173
  Tax Benefit of Options
    Exercised..................           --             733
  Deferred Compensation
    Obligation.................           --           2,120
  Issuance of Stock for
    Acquisition................           --         110,911
  Issuance of Restricted
    Stock......................           --           7,550
  Unamortized Restricted
    Stock......................           --          (5,415)
  Purchase of Treasury Stock
    for Executive Deferred
    Compensation Plan..........           --          (2,279)
                                   ---------       ---------
Balance at December 31, 2002...    $      --       $ 588,872
                                   =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              GRANT PRIDECO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

  NATURE OF OPERATIONS

     The Company is a manufacturer and supplier of oilfield drill pipe and other drill stem products and one of the leading North American providers of high-performance tubular technology and services. The Company's drill stem products are used to drill oil and gas wells while its tubular technology and services are primarily used in drilling and completing oil and gas wells. The Company also provides a variety of products and services to the growing world-wide offshore and deepwater market through its marine products and services segment. The Company's marine products and services are used for subsea construction, installation, and production of oil and gas wells. The Company is also a global leader in drill bit technology, manufacturing, sales, and service, due to the Company's acquisition of ReedHycalog(TM) on December 20, 2002. ReedHycalog(TM) is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry. ReedHycalog(TM) has been designing, manufacturing, and distributing drill bits for over 80 years. The Company's customers include drilling contractors; North American oil country tubular goods (OCTG) distributors; major, independent and state-owned oil companies; and oilfield service companies.

     The Company's business is materially dependent on the level of drilling activity worldwide, which depends on the level of capital spending by major, independent and state-owned exploration and production companies. This capital spending is driven by current and forecasted prices for oil and gas, and the perceived stability and sustainability of those prices. The Company's drilling products segment's revenues and ReedHycalog's revenues most closely track worldwide rig counts, while its tubular technology and services business is dependent on the U.S. rig count, particularly the natural gas rig count, and more specifically, rigs drilling for deep gas. The Company's marine products and services are primarily dependent on domestic and international offshore rig counts, particularly in the U.S. Gulf of Mexico.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Grant Prideco and its wholly owned subsidiaries. Prior to March 26, 2002, the Company accounted for its 21.5% investment in Jiangsu Shuguang Grant Prideco Tubular Limited (JSG) under the equity method of accounting. As discussed further in
Note 5, on March 26, 2002, the Company acquired an additional 48.5% in JSG, thereby giving the Company a 70% controlling interest. The following table lists less than 100% owned consolidated subsidiaries as of December 31, 2002:

                                                              % OWNERSHIP
                                                              -----------
JSG.........................................................      70%
Rotator AS..................................................      65%
TPCO........................................................      60%
H-Tech......................................................      54%

                              GRANT PRIDECO, INC.

     The minority interests of the above listed subsidiaries are included in the balance sheets and statements of operations as "Minority Interest". Intercompany transactions and balances between Grant Prideco's businesses have been eliminated. The Company accounts for its 50% or less-owned affiliates using the equity method, as the Company has a significant influence but not a controlling interest (see Note 6).

     Certain reclassifications of prior year balances have been made to conform such amounts to corresponding 2002 classifications. These reclassifications had no impact on net income (loss).

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the related reported amounts of revenues and expenses during the reporting period. The significant estimates made by management in the accompanying consolidated financial statements include reserves for inventory obsolescence, restructuring, self-insurance, valuation of goodwill and long-lived assets, determination of income taxes, contingent liabilities and purchase accounting allocations. Actual results could differ from those estimates.

  CASH

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2002, the Company had $5.4 million and $8.5 million of restricted cash, respectively. The restricted cash primarily relates to the Company's 54% interest in H-Tech that is subject to dividend and distribution restrictions, and funding for the issuance of Industrial Revenue Bonds (IRB's) that is designated for a specific purpose.

  INVENTORIES

     Inventory costs are determined principally by the use of first-in, first-out (FIFO) method, and are stated at the lower of such cost or realizable value. The Company values its inventory primarily using standard costs, which approximate actual costs, that includes raw materials, direct labor, and manufacturing overhead allocations. The Company also performs obsolescence reviews on its slow-moving drill stem and tubular related inventories and establishes reserves based on current assessments about future demands, market conditions, and related management initiatives (see Note 3). Related to the Company's drill bit inventory, reserves for inventory obsolescence are established at 50% of cost for inventories held longer than one year, and at 100% of cost for inventories held longer than two years.

  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment is carried at cost. Maintenance and repairs are expensed as incurred. The costs of renewals, replacements, and betterments are capitalized. When properties and equipment are sold, retired, or otherwise disposed of, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives for the respective categories. The useful lives of the major classes of property, plant, and equipment are as follows:

                                                                 LIFE
                                                              ----------
Buildings and Improvements..................................  7-30 years
Machinery and Equipment.....................................  2-10 years
Furniture and Fixtures......................................   3-7 years

                              GRANT PRIDECO, INC.

     Property, plant, and equipment consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Land........................................................  $  24,852   $  24,702
Buildings and Improvements..................................     66,884      88,685
Machinery and Equipment.....................................    221,767     282,898
Furniture and Fixtures......................................      8,380      16,134
Construction in Progress....................................     37,212      36,852
                                                              ---------   ---------
                                                              $ 359,095   $ 449,271
Less: Accumulated Depreciation..............................   (134,588)   (156,767)
                                                              ---------   ---------
                                                              $ 224,507   $ 292,504
                                                              =========   =========

     Depreciation expense was $25.7 million, $29.1 million, and $30.2 million for the years ended December 31, 2000, 2001, and 2002, respectively, which includes depreciation of assets related to capital leases.

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever there is evidence that the carrying amount of such assets may not be recoverable. This consists of comparing the carrying amount of an asset group with its expected future undiscounted cash flows without interest costs. If the asset group's carrying amount is less than such cash flow estimate, it is written down to its fair value. Estimates of expected future cash flows represent management's best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. See Note 4 for discussion related to the Company's fixed asset write-downs.

  INTANGIBLE ASSETS AND AMORTIZATION

     The Company's intangible assets are comprised primarily of goodwill and identifiable intangible assets, principally patents and technology licenses. Periodically or when events or circumstances indicate that the carrying amount of intangible assets may not be recoverable, the Company evaluates such assets for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances, except as noted in Note 10 regarding the goodwill carrying value of the Industrial reporting unit, which warrant revision to the remaining useful life or which affect the recoverability of any intangible assets. Other identifiable intangible assets are amortized on a straight-line basis over the years expected to be benefited, ranging from 1.5 to 20 years.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates pooling-of-interest accounting and requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 had no impact on the Company's consolidated results of operations and financial position. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests (see Note 10).

                              GRANT PRIDECO, INC.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation programs using the intrinsic value method of accounting established by APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price of an employee stock option is equal to the market price of common stock on the grant date. Nonemployee stock-based compensation is accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 13).

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123. The pro forma information has been determined as if the Company had accounted for its stock options under the fair value method as provided therein. The following is a summary of the Company's net income (loss) and net income (loss) per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma compensation expense for periods prior to the Distribution was determined using the historical Weatherford fair values for pre-Distribution grants to Company employees. The pro forma effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years since options vest over several years and additional awards are made each year.

     Pro forma information applying to the fair value method follows:

                                                            YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000        2001       2002
                                                        ---------   --------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net Income (Loss):
  As Reported.........................................  $(16,485)   $28,090    $  6,634
  Pro forma Compensation Expense, Net of Tax..........    18,210     19,748      16,911
                                                        --------    -------    --------
  Pro forma Net Income (Loss).........................  $(34,695)   $ 8,342    $(10,277)
                                                        ========    =======    ========
Basic Earnings (Loss) Per Share:
  As Reported.........................................  $  (0.15)   $  0.26    $   0.06
  Pro forma Compensation expense, Net of Tax..........     (0.17)     (0.18)      (0.15)
                                                        --------    -------    --------
  Pro forma Basic Earnings (Loss) Per Share...........  $  (0.32)   $  0.08    $  (0.09)
                                                        ========    =======    ========
Diluted Earnings (Loss) Per Share:
  As Reported.........................................  $  (0.15)   $  0.25    $   0.06
  Pro forma Compensation Expense, Net of Tax..........     (0.17)     (0.17)      (0.15)
                                                        --------    -------    --------
  Pro forma Diluted Earnings (Loss) Per Share.........  $  (0.32)   $  0.08    $  (0.09)
                                                        ========    =======    ========

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. See
Note 13 for a discussion of the assumptions used in the option pricing model and estimated fair value of employee stock options.

                              GRANT PRIDECO, INC.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB No. 28, "Interim Financial Reporting" to require disclosure about those effects in interim financial information. SFAS No. 148's amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148's amendment of the disclosure requirements of APB No. 28 is effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if the Company elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 will, however, require the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003.

  PENSION PLANS

     On December 20, 2002, the Company assumed sponsorship of two defined benefit pension plans incurred in connection with the ReedHycalog(TM) acquisition (see Note 14). Generally accepted accounting principles require the Company to develop actuarial assumptions in determining annual pension expense and benefit obligations for the related plans. These assumptions are reviewed on an annual basis and modified as necessary to reflect changed conditions. Further, the recognition of a minimum pension liability and in certain circumstances an adjustment to stockholders' equity is required when the fair market value of year-end pension assets are less that the accumulated benefit obligation. Future increases or decreases to the minimum pension liability are dependent upon actuarial experience, including whether asset returns exceed assumed rates of return.

     The assets and related obligations of the defined benefit pension plans are presented in Note 14. The plans assets are valued using market quotations and consist primarily of marketable equity and debt instruments. The plans obligations and annual pension expenses are determined by independent actuaries and through the use of a number of assumptions. Key assumptions used in measuring the plans obligations include the discount rate, and the estimated future return on plan assets. In determining the discount rate, the Company utilizes the yield on high-quality, fixed-income investments currently available with maturities corresponding to the anticipated timing of the benefit payments. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plans.

  FOREIGN CURRENCY TRANSLATION

     The functional currency for most of the Company's international operations is the applicable local currency. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are included in stockholders' equity. However, foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the years ended December 31, 2000, 2001, and 2002 were not material.

                              GRANT PRIDECO, INC.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company uses from time-to-time foreign currency forward contracts and call options to hedge certain of its exposures to changes in foreign exchange rates, primarily related to the Euro. Fair value is calculated based on current forward rates for the forward contracts and call options.

     The Company does not have any off-balance sheet hedging or financing arrangements or contracts, other than operating leases described in Note 17.

  ACCOUNTING FOR INCOME TAXES

     The accompanying financial statements have been prepared under SFAS No. 109, "Accounting for Income Taxes", assuming Grant Prideco was a separate entity for all periods prior to the Distribution. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

  REVENUE RECOGNITION

     The Company records revenue at the time its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, and title and risk of loss has passed to the customer. The Company also recognizes revenue on bill-and-hold transactions where the product has been completed and is ready to be shipped, however, at the customer's request, the Company is storing the product on the customer's behalf for a brief period of time, typically less than one year. With respect to ReedHycalog(TM), for consignment and performance sales revenue is recognized when the customer runs the bit. Customer advances or deposits are deferred and recognized as revenue when the Company has completed all of its performance obligations related to the sale. The Company also recognizes revenue as services are performed. Reserves for bad debt of $1.4 million and $2.8 million as of December 31, 2001 and 2002, respectively, are provided based on specific customer collection issues. The provision for bad debt expense was $0.9 million and $1.1 million for 2001 and 2002, respectively.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarized the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. Based on guidance in SAB No. 101, the Company changed its accounting policy to recognize revenue upon completion of all third-party specific performance obligations as specified in the sales arrangement. Such third-party performance obligations had been considered inconsequential or perfunctory prior to the issuance of SAB No. 101.

                              GRANT PRIDECO, INC.

The Company adopted SAB No. 101 in the fourth quarter of 2000, effective January 1, 2000. The cumulative effect of the accounting change was a reduction in income of $1.8 million, net of income taxes of $1.0 million.

  NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share reflects the potential dilution from the exercise or conversion of securities into common stock. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. The effect of stock options is not included in the diluted computation for periods in which a loss occurs because to do so would have been antidilutive. At December 31, 2000, stock options to purchase 1.7 million shares were excluded from the computation of diluted earnings per share due to their antidilutive effect. The computation of diluted earnings per share for 2001 and 2002 did not include options to purchase 5.0 million and 5.2 million shares, respectively, of common stock because their exercise prices were greater than the average market price of the common stock.

     The following table reconciles basic and diluted weighted average shares:

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Basic weighted average number of shares outstanding.....  109,000   109,486   111,459
Dilutive effect of stock options, net of assumed
  repurchase of treasury shares.........................       --     1,398     1,395
                                                          -------   -------   -------
Diluted weighted average number of shares outstanding...  109,000   110,884   112,854
                                                          =======   =======   =======

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of FIN No. 46 will have an impact on its consolidated results of operations and financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN No. 45), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not have any guarantees that are subject to the disclosure requirements of FIN No. 45.

                              GRANT PRIDECO, INC.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit plan or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. At this time, the Company does not believe that the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations and financial position.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishment such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS No. 145 also amends SFAS No. 13 with respect to sale-leaseback transactions. The Company adopted the provisions of SFAS No. 145 effective April 1, 2002, and the adoption had no impact on the Company's consolidated results of operations and financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined that the implementation of this standard will not have a material effect on its consolidated results of operations and financial position.

2.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes changes in stockholders' equity during the periods that do not result from transactions with stockholders. The Company's total comprehensive income (loss) is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000      2001      2002
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Net Income (Loss)......................................  $(16,485)  $28,090   $ 6,634
Foreign Currency Translation Adjustments, net of tax of
  ($3,607), ($1,227), and ($782) for 2000, 2001, and
  2002, respectively...................................    (6,699)   (2,279)   (1,740)
Change in Fair Value of Derivative Instruments, net of
  tax of ($92) and $74 for 2001 and 2002, respectively
  (see Note 9).........................................        --      (164)      164
Unrealized Gain (Loss) on Marketable Securities, net of
  tax of ($29) and $24 for 2001 and 2002,
  respectively.........................................        --       (54)       54
                                                         --------   -------   -------
Total Comprehensive Income (Loss)......................  $(23,184)  $25,593   $ 5,112
                                                         ========   =======   =======

                              GRANT PRIDECO, INC.

3.  INVENTORIES

     Inventories by category are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials, components, and supplies.....................  $136,087   $131,519
Work in process.............................................    24,992     32,045
Finished goods..............................................    47,056     95,067
Inventory Reserves..........................................    (9,321)   (10,695)
                                                              --------   --------
                                                              $198,814   $247,936
                                                              ========   ========

     Work in process and finished goods inventories include the cost of materials, labor, and plant overhead. Inventory reserve changes for 2001 and 2002 include charges to expense of $8.2 million and $5.8 million and reserve deductions of $7.9 million and $4.5 million, respectively.

4.  OTHER CHARGES

  2002 OTHER CHARGES

     During 2002, the Company incurred approximately $7.0 million of pre-tax charges, $4.9 million net of tax. These charges included $2.6 million related to fixed asset write-downs and $4.4 million for executive severance payments and related expenses and are summarized in the following chart (in thousands):

                                                 DRILLING    TUBULAR
                                                 PRODUCTS   TECHNOLOGY
                                                   AND         AND
                                                 SERVICES    SERVICES    CORPORATE   TOTAL
                                                 --------   ----------   ---------   ------
Fixed Asset Write-Downs(a).....................   $2,360       $220       $   --     $2,580
Severance(b)...................................       --         --        4,465      4,465
                                                  ------       ----       ------     ------
  Total........................................   $2,360       $220       $4,465     $7,045
                                                  ======       ====       ======     ======

---------------

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

  2001 OTHER CHARGES

     During 2001, the Company incurred approximately $44.8 million of pre-tax charges, $29.1 million net of tax. These charges include $11.1 million, $7.2 million net of tax, related to inventory write-offs and capitalized manufacturing variance write-offs which were classified as cost of sales, $17.7 million, $11.5 million net of tax, pertaining to the write-off of assets related to the Company's manufacturing arrangement with Oil Country Tubular Ltd. (OCTL) in India, severance and related expenses of $14.5 million, $9.4 million net of tax, and a fixed asset impairment of $1.5 million, $1.0 million net of tax, related to the decision to discontinue the

                              GRANT PRIDECO, INC.

manufacturing of industrial flanges. As of December 31, 2002, all of the charges have been utilized or paid. These charges are summarized in the following chart:

                                     DRILLING    TUBULAR      MARINE
                                     PRODUCTS   TECHNOLOGY   PRODUCTS
                                       AND         AND         AND
                                     SERVICES    SERVICES    SERVICES   OTHER    CORPORATE    TOTAL
                                     --------   ----------   --------   ------   ---------   -------
                                                             (IN THOUSANDS)
OCTL Write-Off(a)..................  $17,727       $ --       $   --    $   --    $    --    $17,727
Inventory Write-Off(b).............    3,657         --        1,692     1,125         --      6,474
Fixed Asset Impairment(c)..........    1,475         --           --        --         --      1,475
Write-Off of Capitalized
  Manufacturing Variances(d).......    1,024        509          272     2,767         --      4,572
Severance(e).......................      108         --          205        75     14,165     14,553
                                     -------       ----       ------    ------    -------    -------
  Total............................  $23,991       $509       $2,169    $3,967    $14,165    $44,801
                                     =======       ====       ======    ======    =======    =======

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

  2000 OTHER CHARGES

     The Company incurred $41.3 million of pre-tax charges, $26.9 million net of tax, in 2000 relating primarily to inventory write-offs and other asset impairments and reductions. It was determined that $19.2 million of the pre-tax charge amount related to adjustments to capitalized manufacturing costs variances. These inventory adjustments were made pursuant to a review of the Company's capitalized manufacturing variances in excess of standard costs and are recorded as cost of sales. The remaining $22.1 million of 2000 pre-tax charges are summarized in the chart below. The Company estimates that all of

                              GRANT PRIDECO, INC.

the remaining accrued balances at December 31, 2002 will be paid during 2003. The categories of the charge incurred, the actual cash payments, and the accrued balances at December 31, 2002 are summarized below:

                                          TUBULAR
                            DRILLING     TECHNOLOGY      MARINE                                    LIABILITY
                          PRODUCTS AND      AND       PRODUCTS AND                        CASH      BALANCE
                            SERVICES      SERVICES      SERVICES     OTHER     TOTAL    PAYMENTS   12/31/02
                          ------------   ----------   ------------   ------   -------   --------   ---------
                                                            (IN THOUSANDS)
Inventory
  Write-Off(a)..........    $ 8,137         $572         $   --      $2,287   $10,996   $10,996     $   --
Write-Down of
  Assets(b).............      3,270           --             --          --     3,270     3,270         --
Litigation Accrual(c)...         --           --          2,500          --     2,500       641      1,859
Contingent Liability
  Accrual(d)............      4,650           --             --          --     4,650        --      4,650
Other Accrued
  Liabilities(e)........        594          115             --          --       709       709         --
                            -------         ----         ------      ------   -------   -------     ------
  Total.................    $16,651         $687         $2,500      $2,287   $22,125   $15,616     $6,509
                            =======         ====         ======      ======   =======   =======     ======

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

(c) The litigation accrual was reported as other charges and relates to an outstanding lawsuit filed against the Company in May 1997 for patent infringement. On March 2, 2001, a jury found that the Company had infringed on the patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. Pursuant to the jury award, the Company reevaluated the estimated range of loss on the lawsuit and concluded that an additional charge of $2.5 million was necessary to increase the accrued liability balance at December 31, 2000.

(d) The contingent liability accrual was reported as other charges and represents the probable estimated settlement under the terms of a contract relating to purchase commitments.

(e) The other accrued liabilities charge was reported as other charges and represents primarily accruals for product warranties.

5.  ACQUISITIONS

     On December 20, 2002, the Company purchased the ReedHycalog(TM) drill bits business from Schlumberger Technology Corporation and its affiliates (Schlumberger) for approximately $350 million, consisting of $255 million in cash (subject to adjustment), approximately $90 million in Grant Prideco common stock, and approximately $5 million of assumed non-current liabilities. The results of ReedHycalog(TM) have been included in the financial statements from the date of acquisition. ReedHycalog(TM) is a leading designer, manufacturer, and distributor of fixed-cutter and roller-cone drill bits to the global oil and gas industry.

     The addition of ReedHycalog(TM) provides the Company with a strong market position in the drill bit market as well as a revenue, cash flow, and earnings that historically have remained strong throughout the market cycle. In addition, the Company expects ReedHycalog's strong international presence will reduce the Company's relative exposure to the domestic markets which historically have been more volatile and cyclical when compared to international markets.

                              GRANT PRIDECO, INC.

     In addition to the cash and equity consideration for ReedHycalog(TM), the Company assumed certain of Schlumberger's and its affiliates' obligations, responsibilities, liabilities, costs, and expenses arising out of or incurred in connection with the operation of ReedHycalog(TM). This includes, subject to certain exceptions, certain of Schlumberger's and its affiliates' obligations, liabilities, costs, and expenses related to the operation of its business, contractual matters, warranty claims, and various accrued liabilities, including certain known and unknown obligations, liabilities, costs, and expenses arising or incurred prior to the closing date. The Company believes that, as a result of Schlumberger's indemnification obligations, the Company will not have any material exposure for pre-closing matters. However, any indemnification the Company receives is subject to certain thresholds and limits and the Company cannot assure that any such indemnification will be adequate.

     To assist in the Company's integration efforts, Schlumberger has agreed to provide transition services for a period of up to twelve months from the closing of the ReedHycalog(TM) acquisition. Schlumberger also has agreed, subject to certain exceptions, not to engage in the manufacture or development of drill bits for a period of three years and will not enter into any strategic marketing alliances with respect to drill bits for a period of 18 months.

     The purchase price for ReedHycalog(TM) has been allocated to the estimated fair value of assets acquired and liabilities assumed. The preliminary purchase price allocation is based upon the Company's current estimates of respective fair values. Some allocations are based on studies and independent valuations. The Company expects to finalize the determination of the fair value of all of the ReedHycalog(TM) assets and liabilities in 2003. Deferred tax liabilities will also be finalized after the final allocation of the purchase price and the final tax basis of the assets and liabilities has been determined.

                              GRANT PRIDECO, INC.

     The components of the estimated purchase price and preliminary allocation as of the acquisition date, including the weighted average useful life of intangibles, are as follows (in thousands):

                                                                         INTANGIBLES
                                                                          WEIGHTED
                                                                           AVERAGE
                                                                           USEFUL
                                                               AMOUNT       LIFE
                                                              --------   -----------
PRELIMINARY ALLOCATION OF PURCHASE PRICE:
  Cash Paid.................................................  $259,271
  Grant Prideco Common Stock Issued.........................    90,000
  Non-Current Liabilities Assumed...........................     5,211
  Acquisition Costs.........................................     3,247
                                                              --------
     TOTAL CONSIDERATION AND ACQUISITION COSTS..............  $357,729
                                                              ========
PRELIMINARY ALLOCATION OF PURCHASE PRICE:
  Current Assets............................................  $156,094
  Property, Plant, and Equipment............................    45,841
  Other Assets..............................................       618
  Identifiable Intangible Assets:
     Patents................................................    29,350      15.0
     Customer Relationships.................................     3,300      20.0
     Covenant Not to Compete................................     1,000       1.5
  Goodwill..................................................   155,983
  Liabilities Assumed.......................................   (34,457)
                                                              --------
     NET ASSETS ACQUIRED....................................  $357,729
                                                              ========

     Goodwill that is expected to be deductible for income tax purposes related to this acquisition is $95.5 million.

     The following unaudited pro forma summary presents information as if ReedHycalog(TM) had been acquired at the beginning of each period presented. The pro forma amounts include certain adjustments, including recognition of depreciation and amortization based on the preliminary allocated purchase price of the properties, plant, and equipment acquired and of intangible assets; adjustment to reduce employee benefit expenses related to benefit plans not to be continued by Grant Prideco; increased interest expense on acquisition debt; and elimination of interest income that is not expected to have a continuing impact. The pro forma amounts do not reflect any benefits from economies which might be achieved from the combined operations.

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2002
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXPECT PER
                                                                     SHARE DATA)
Revenues....................................................   $984,373      $853,598
Net Income Before Cumulative Effect of Accounting Change....     42,740        23,737
Net Income..................................................     42,740        17,325
Basic Earnings Per Share....................................       0.36          0.14
Diluted Earnings Per Share..................................       0.35          0.14

                              GRANT PRIDECO, INC.

     The pro forma results are not necessarily indicative of what would have occurred if the ReedHycalog(TM) acquisition had been in effect for the periods presented and they are not intended to be a projection of future results.

     On September 13, 2002, the Company acquired the assets of Grey-Mak Pipe, Inc. (Grey-Mak), a company headquartered in Casper, Wyoming that specializes in the threading of casing and tubing and provides related accessories. The Company paid approximately $4.8 million in cash, and goodwill recognized in the acquisition was approximately $0.6 million. Grey-Mak's results of operations are included in the Company's Tubular Technology and Services segment.

     On March 26, 2002, the Company acquired an additional 48.5% interest in JSG, a Chinese entity engaged in the manufacture and sale of drill pipe to the Chinese and related markets, thereby giving the Company a 70% controlling interest in JSG. The Company previously owned approximately 21.5% of JSG and accounted for its investment under the equity method. The Company paid approximately $0.5 million in cash and issued 1.3 million shares of Grant Prideco common stock for the additional interest. Goodwill recognized in the step acquisition of JSG was approximately $11.3 million. Subsequent to acquiring a controlling interest, the Company's consolidated financial statements include the accounts of JSG. Previously recorded goodwill of $2.9 million related to the Company's initial 21.5% investment has been reclassified from "Investments in and Advances to Unconsolidated Affiliates" to "Goodwill" in the Consolidated Balance Sheets.

     On March 26, 2002, the Company also entered into a joint venture with Tianjin Pipe Company (TPCO) for the manufacture of unfinished upset to grade pipe in China, with the intent of this joint venture to supply JSG with all of its tubular requirements. The Company currently owns a 60% interest in the joint venture with TPCO and plans to invest approximately $5 million for machinery and equipment representing the Company's contribution to the joint venture. As of December 31, 2002, the Company had invested approximately $2.5 million into this joint venture.

     On May 7, 2002, the Company acquired 65% of Rotator AS (Rotator), a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry. The agreement provided the Company the right to acquire the remaining 35% of Rotator two years following its purchase, with the price being based on Rotator's results of operations during this two-year period. The Company issued approximately 0.3 million shares of Grant Prideco common stock with a value of approximately $5.1 million for the initial 65% interest. Goodwill recognized in the acquisition of Rotator was approximately $2.7 million. The terms of the agreement also provided a guarantee by the Company to the selling shareholders that they would receive 41,500,000 Norwegian Kroner
(NOK) upon their disposition of the Grant Prideco common stock. Any price deficiency would be paid in cash by the Company to the selling shareholders, and any price excess would be applied towards the purchase price to be paid by the Company for the additional 35% interest. In July 2002, the selling shareholders sold the Grant Prideco common stock at a price deficiency upon disposition, and the Company was required to make a cash payment of $0.9 million. In January 2003, the Company purchased the remaining 35% interest in Rotator (see Note 21).

     On November 6, 2001, the Company acquired a license to Plexus International's patented POS-GRIP(TM) wellhead and related technology for subsea well applications and certain exploration and development wells. The Company also acquired the assets and customer base for the associated wellhead rental business. The purchase price was $2 million in cash, and the Company has agreed to fund an additional $4 million in working capital to support the POS-GRIP(TM) technology and the wellhead rental business. As of December 31, 2002, the Company has funded working capital of approximately $2.2 million. Additional consideration will be paid based on a multiple of Plexus' actual earnings for the annual period ending December 31, 2002, not to exceed $5.5 million. As of December 31, 2002, the Company recorded additional consideration of $1.3 million.

     On November 26, 2000, the Company purchased a state-of-the-art tool joint manufacturer located in Turin, Italy for approximately $30.6 million in cash and assumed debt of approximately $1.2 million. This

                              GRANT PRIDECO, INC.

acquisition secured for the Company a high-quality source of tool joints and decreased its dependence on its Veracruz, Mexico operations.

     In addition to the acquisition discussed separately above, the Company made several other acquisitions during 2000. In 2000, the aggregate purchase price of these acquisitions was approximately $36.7 million with $7.5 million in assumed debt, and goodwill recorded was approximately $29.1 million.

     The acquisitions discussed above were accounted for using the purchase method of accounting. The results of operations of all acquisitions are included in the Statements of Operations from their respective dates of acquisition. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. The 2000, 2001, and 2002 acquisitions, with the exception of the ReedHycalog(TM) acquisition, are not material to the Company individually or in the aggregate for each applicable year, therefore pro forma information is not presented. See Note 11 for supplemental cash flow information concerning acquisitions.

6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company's 50.01% owned joint venture, Voest-Alpine, is accounted for under the equity method of accounting due to the minority owner having substantive participating rights. The investment in Voest-Alpine was $37.3 million and $37.9 million at December 31, 2001 and 2002, respectively. Summarized financial information for Voest-Alpine is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
Current Assets..............................................  $ 84,289   $ 70,887
Other Assets................................................    35,572     45,662
                                                              --------   --------
  Total Assets..............................................  $119,861   $116,549
                                                              ========   ========
Current Liabilities.........................................  $ 32,168   $ 25,140
Other Liabilities...........................................    31,506     43,884
Stockholders' Equity........................................    56,187     47,525
                                                              --------   --------
                                                              $119,861   $116,549
                                                              ========   ========

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       2001       2002
                                                       --------   --------   --------
Net Sales............................................  $182,572   $237,742   $220,266
                                                       --------   --------   --------
Gross Profit.........................................    21,385     38,083     37,154
                                                       --------   --------   --------
Net Income...........................................  $  9,555   $ 20,149   $ 16,443
                                                       ========   ========   ========
Company's Equity Income..............................  $  4,578   $  9,422   $  8,446
                                                       ========   ========   ========
Dividends Received...................................  $    427   $ 11,487   $ 16,088
                                                       ========   ========   ========

     The Company's equity in earnings differs from its proportionate share of net income (loss) due to equity method amortization of goodwill related to the investment in 2001, and the elimination of intercompany profit on Voest-Alpine sales to the Company. At December 31, 2001 and 2002, the Company's investment in Voest-Alpine exceeded its equity in its net assets by approximately $9.2 million and $14.1 million, respectively, due to goodwill, tax adjustments, and timing differences. Amortization of the goodwill related to the investment totaling $0.3 million is included in Equity Income in Unconsolidated Affiliates for the year ended December 31, 2001.

                              GRANT PRIDECO, INC.

     In March 2002, the Company purchased an additional 48.5% interest in JSG, a Chinese drill pipe manufacturer for a total of 70% interest. Prior to the purchase, the Company accounted for the JSG investment under the equity method of accounting (see Note 5 for further discussion).

     In September 2001, the Company entered into a joint venture, G-PEX, related to the commercialization of composite progressive cavity motors and pumps. The Company has a 50% interest in this joint venture and its investment is accounted for under the equity method of accounting. Under the terms of the agreement, the Company funds 100% of the expenses related to G-PEX until commercialization of the product. Once the product has reached commercialization, G-PEX is obligated to reimburse the Company for all expenses paid on behalf of G-PEX. As of December 31, 2001 and 2002, the Company's investment in G-PEX was $0.4 million and $1.0 million, respectively, which includes a notes receivable in the amount of $0.5 million and $1.7 million, respectively. For the years ended December 31, 2001 and 2002, the Company has recorded equity losses of $0.1 million and $0.6 million, respectively. The Company expects to introduce its first composite products from this joint venture during 2003 or thereafter.

     In May 2001, the Company purchased all of the outstanding shares of Intellipipe, Inc. common stock for 0.6 million shares of Grant Prideco common stock with a fair value of approximately $12 million. The Company, through its 100% owned subsidiary Intellipipe, Inc., owns a 50% interest in Intelliserv, Inc (Intelliserv). Intelliserv is currently developing and commercializing a smart drill pipe telemetry system. The Company's investment in Intelliserve is accounted for under the equity method of accounting and as of December 31, 2001 and 2002, the Company's investment in Intelliserv was $11.8 million and $11.4 million, respectively. For the years ended December 31, 2001 and 2002, the Company has recorded equity losses of $0.4 million and $3.0 million, respectively. Intelliserve is in the prototype testing and refinement stage and is expected to introduce a product commercially some time in 2004.

7.  SHORT-TERM DEBT

     As of December 31, 2002, the Company had short-term borrowings of $4.9 million with a weighted average interest rate of 5.5%.

     As of December 31, 2001, the Company had borrowed $54.3 million under the prior revolving credit facility, $4.8 million had been used to support outstanding letters of credit, and $65.9 million was available for borrowing under the prior revolving credit facility, which reflects an increase in the committed amount of the prior revolving credit facility from $100 million to $125 million in December 2001.

     Additionally, at December 31, 2001 and 2002, there were outstanding borrowings of $0.4 million and $0.2 million under a miscellaneous credit facility and $0.7 million and $3.1 million of outstanding letters of credit, respectively, which had been supported under various available letter of credit facilities that are not related to the senior credit facility.

                              GRANT PRIDECO, INC.

8.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Credit Facility:
  Term Loan.................................................  $     --   $ 50,000
  Revolving Credit Facility.................................        --     57,302
9 5/8% Senior Notes due 2007, net of unamortized discount of
  $1,050 and $872 in 2001 and 2002, respectively............   198,950    199,128
9% Senior Notes due 2009....................................        --    175,000
Long-Term Loan, Interest at 6 Month EURIBOR, Due 2002.......     2,590         --
Long-Term Loan, Interest at 6 Month EURIBOR, Due 2007.......     2,877         --
Capital Lease Obligations Under Various Agreements..........     3,493      2,328
Other.......................................................     3,570      6,599
                                                              --------   --------
                                                               211,480    490,357
Less: Current Portion of Long-Term Debt.....................     6,456     11,511
                                                              --------   --------
                                                              $205,024   $478,846
                                                              ========   ========

     The following is a summary of scheduled long-term debt maturities by year (in thousands):

2003........................................................  $ 11,511
2004........................................................     9,076
2005........................................................     7,432
2006........................................................    86,089
2007........................................................   199,355
Thereafter..................................................   176,894
                                                              --------
                                                              $490,357
                                                              ========

  SENIOR CREDIT FACILITY

     In connection with the ReedHycalog(TM) acquisition in December 2002, the Company entered into a new four-year $240 million senior secured credit facility (Senior Credit Facility) with a syndicate of U.S. and foreign banks. This Senior Credit Facility replaced the Company's prior revolving credit facility. The Senior Credit Facility is comprised of a $50 million term loan consisting of a $47 million U.S. term loan and a $3 million Canadian term loan, and a $190 million revolving credit facility consisting of a $183 million U.S. revolving facility and a $7 million Canadian revolving facility.

     The credit facilities are guaranteed by Grant Prideco, Inc. and all domestic subsidiaries and are secured by substantially all of the Company's U.S. assets, including U.S. inventories, equipment, receivables, owned real property, and stock of certain foreign subsidiaries. The Canadian credit facilities are guaranteed by Grant Prideco, Inc. and all U.S. subsidiaries and are secured by substantially all of the Company's U.S. assets and certain Canadian inventories, equipment, receivables, owned real property, and 65% of the stock of certain foreign subsidiaries.

     Amounts outstanding under the Senior Credit Facility accrue interest at a variable rate based on either the U.S. prime rate (plus 0.75% to 2.00% depending on the Company's leverage ratio and the type of loan,

                              GRANT PRIDECO, INC.

whether revolving or term) or LIBOR (plus 1.75% to 3.00% depending on the Company's leverage ratio and the type of loan, whether revolving or term) for the U.S. denominated advances or a variable rate based on the Canadian prime rate (plus 0.75% to 2.00% depending on the Company's leverage ratio and the type of loan, whether revolving or term) or the applicable rate for Canadian bankers acceptances, for Canadian denominated advances. Interest on outstanding borrowings is payable monthly or, with respect to LIBOR borrowings, either quarterly or at the end of the applicable LIBOR period. The U.S. revolving credit facility also provides the Company with availability for stand-by letters of credit. The Company is required to comply with various affirmative and negative covenants which will limit the Company's ability to incur new debt, make certain investments and acquisitions, sell assets, grant liens, and take other actions. The Company is also subject to financial covenants that require the Company to limit its capital expenditures and, under certain circumstances, require the Company to maintain a certain minimum fixed charge coverage ratio.

     As of December 31, 2002, the Company had borrowed $107.3 million under the Senior Credit Facility, of which $50 million relates to the term loan and $4.2 million had been used to support outstanding letters of credit. Net borrowing availability was $91.0 million. The revolving credit facility, under the Senior Credit Facility, is recorded as "Long-Term Debt" in the accompanying Consolidated Balance Sheets as the Company has the ability under the credit agreements and the intent to maintain these obligations for longer than one year.

  9% SENIOR NOTES DUE 2009

     In December 2002, the Company issued $175 million principal amount of 9% Senior Notes Due 2009 (9% Senior Notes). Net proceeds from the issuance of approximately $170 million were used, along with certain other funds, to fund the cash portion of the ReedHycalog(TM) acquisition. Interest is payable June 15 and December 15 of each year. After December 15, 2006, the Company may redeem all or part of the 9% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9% Senior Notes are guaranteed by all of the Company's domestic subsidiaries. The indenture governing the 9% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

  9 5/8% SENIOR NOTES DUE 2007

     In December 2000, the Company issued $200 million principal amount of 9 5/8% Senior Notes Due 2007 (9 5/8% Senior Notes). The 9 5/8% Senior Notes were issued at a discount to yield an effective interest rate of 9 3/4%. Net proceeds from the issuance of $193.3 million were utilized to repay a $100 million subordinated note to Weatherford International, Inc. and to repay outstanding borrowings under the Company's existing revolving credit facility of approximately $80.3 million. Interest is payable June 1 and December 1 of each year. The Company may redeem all or part of the 9 5/8% Senior Notes at any time at a price of 100% of their principal amount plus an applicable premium and accrued and unpaid interest to the redemption date. The 9 5/8% Senior Notes are guaranteed by all of the Company's domestic subsidiaries. The indenture governing the 9 5/8% Senior Notes contains various covenants customary in such instruments, including restrictions to incur new debt, pay dividends, sell assets, grant liens, and other related items.

     In the event there is a payment default under the Senior Credit Facility, the 9% and 9 5/8% Senior Notes could come due. As of December 31, 2002, the Company is in compliance with the various covenants under the 9% and 9 5/8% Senior Notes agreements.

                              GRANT PRIDECO, INC.

  VOEST-ALPINE DEBT

     In connection with the July 1999 acquisition of a 50.01% interest in Voest-Alpine, the Company incurred debt, denominated in Euros, in the amount of $24.6 million (the "Voest-Alpine Debt"). As of December 31, 2002, this debt had been paid in full.

9.  FINANCIAL INSTRUMENTS

     The Company uses from time to time foreign currency forwards and call options to hedge certain of its exposures to changes in foreign exchange rates. The forwards and call options have only nominal value at the time of purchase. The counterparties to these derivative foreign exchange contracts are creditworthy multinational commercial banks. Management believes that the risk of counterparty nonperformance is minimal. The Company does not engage in derivative activity for speculative or trading purposes.

  CASH FLOW HEDGES

     At December 31, 2001, the Company's Italian subsidiary had U.S. Dollar/Euro forward contracts and call options with notional amounts totaling $15.3 million U.S. Dollars. These contracts were marked to market based on forward rates and there was no material impact on income as a result of these forward contracts. The Company recognized losses of $0.6 million in "Other, Net" in the accompanying Statements of Operations related to foreign currency forward contracts that resulted from an overhedge position with respect to the anticipated Euro-denominated purchases of inventory during 2001. As of December 31, 2002, all of the Company's forward contracts had expired.

     The following table summarizes activity in other comprehensive income
(loss) related to derivatives classified as cash flow hedges held by the Company (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                2001            2002
                                                              --------        --------
Balance as of January 1, net of tax of $119 and $74.........   $ 216           $ 164
Net deferred loss reclassified into earnings from other
  comprehensive income (loss), net of tax of ($481) and
  ($76).....................................................    (892)           (168)
Change in fair value of derivatives, net of tax of $454 and
  $2........................................................     840               4
                                                               -----           -----
Accumulated other comprehensive (income) loss, net of tax of
  $92.......................................................   $ 164           $  --
                                                               =====           =====

  FAIR VALUE HEDGES

     The Company had forward contracts in place to purchase 2.9 million Euros for a notional amount of $2.9 million U.S. Dollars at December 31, 2001. In January 2002, one of the forward contracts expired, and the remaining forward contract was cancelled. There was no material impact on income as a result of these transactions.

  NET INVESTMENT HEDGE

     Gains and losses attributable to the translation of the 7 1/2 year Voest-Alpine Debt were included in other comprehensive income as the debt was designated as, and was effective as, a net investment hedge of the Company's equity investment in Voest-Alpine. For the years ended December 31, 2001 and 2002, $0.5 million, and $0.1 million, respectively, related to the net investment hedge was included in the foreign currency translation adjustment. In May 2002, the Voest-Alpine Debt was paid in full.

                              GRANT PRIDECO, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS OTHER THAN DERIVATIVES

     The Company's financial instruments other than derivative instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and debt. The book values of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term maturity of those instruments. The Company determined fair value for debt based on current market rates. The Company had approximately $265.8 million and $490.4 million of debt at December 31, 2001 and 2002, respectively. The fair value of the debt at December 31, 2001 and 2002 was $264.8 million and $508.5 million, respectively.

10.  GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     In accordance with SFAS No. 142, prior period amounts were not restated. A reconciliation of the previously reported net income and earnings per share for the year ended December 31, 2000 and 2001 to the amounts adjusted for the reduction of amortization expense, net of the related income tax effect, is as follows (in thousands, except per share amounts):

                             YEAR ENDED DECEMBER 31, 2000           YEAR ENDED DECEMBER 31, 2001
                         ------------------------------------   ------------------------------------
                         NET INCOME
                           (LOSS)     BASIC EPS   DILUTED EPS   NET INCOME   BASIC EPS   DILUTED EPS
                         ----------   ---------   -----------   ----------   ---------   -----------
Reported results.......   $(16,485)    $(0.15)      $(0.15)      $28,090       $0.26        $0.25
Goodwill amortization
  expense, net of
  tax..................      5,096       0.05         0.05         6,377        0.06         0.06
                          --------     ------       ------       -------       -----        -----
Adjusted results.......   $(11,389)    $(0.10)      $(0.10)      $34,467       $0.32        $0.31
                          ========     ======       ======       =======       =====        =====

     SFAS No. 142 provides for a two-step transitional goodwill impairment test with respect to existing goodwill. The first step of the test involved a comparison of the fair value of each of the Company's reporting units, as defined under SFAS No. 142, with its carrying value. If the carrying amount exceeded the fair value of a reporting unit, the Company is required to complete the second step of the transitional goodwill impairment test for this reporting unit by December 31, 2002. The Company's reporting units are as follows: 1) Drilling Products and Services, 2) ReedHycalog(TM), 3) Tubular Technology and Services, 4) Marine Products and Services, and 5) Industrial.

     Completion of the first step of the test, upon adoption of SFAS No. 142, indicated the carrying value of the Industrial reporting unit exceeded its fair value. The Company then performed the second step of the impairment test for this reporting unit during the fourth quarter of 2002, and a pre-tax goodwill impairment loss was recorded totaling $9.3 million, $6.4 million net of tax. This charge had no impact on cash flows and was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statements of Operations effective January 1, 2002. The fair value of the Industrial reporting unit was determined using a combination of discounted cash flow projections and comparable company market value multiples. The circumstances leading to the goodwill impairment in the Industrial reporting unit are overall weak market conditions in the telecommunications industry, which have contributed to declining revenues and profitability, and a reduction in the estimated future expected performance of this reporting unit, which manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation and water well drilling.

                              GRANT PRIDECO, INC.

     The Company performs its annual test for potential goodwill impairment as of October 1st of each year or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company completed its year end assessment and no impairment was indicated. The carrying amount of goodwill by reporting unit is as follows:

                                DRILLING                  TUBULAR      MARINE
                                PRODUCTS                 TECHNOLOGY   PRODUCTS
                                  AND                       AND         AND
                                SERVICES   REEDHYCALOG    SERVICES    SERVICES   INDUSTRIAL    TOTAL
                                --------   -----------   ----------   --------   ----------   --------
                                                            (IN THOUSANDS)
Balance, December 31, 2001....  $114,485    $     --      $92,064     $14,130     $10,842     $231,521
Acquisitions..................    14,203     155,983          640       3,996          --      174,822
Transitional Impairment
  Loss........................        --          --           --          --      (9,308)      (9,308)
Translation and other
  adjustments.................    (3,489)         --           --         537          --       (2,952)
                                --------    --------      -------     -------     -------     --------
Balance, December 31, 2002....  $125,199    $155,983      $92,704     $18,663     $ 1,534     $394,083
                                ========    ========      =======     =======     =======     ========

     Intangible assets of $3.5 million and $39.0 million, including accumulated amortization of $2.5 million and $3.4 million, as of December 31, 2001 and 2002, respectively, are recorded at cost and are amortized on a straight-line basis. The Company's intangible assets primarily consist of patents, covenants not to compete, technology licenses, and customer relationships that are amortized over the definitive terms of the related agreement or the Company's estimate of the useful life if there are no definitive terms. The following table shows the Company's intangible assets by asset category (in thousands):

                                                  GROSS                                 NET
                                               INTANGIBLES   ACCUMULATED            INTANGIBLES
                                                12/31/01     AMORTIZATION   OTHER    12/31/01
                                               -----------   ------------   -----   -----------
Patents......................................    $1,038        $  (394)     $(42)     $  602
Technology Licenses..........................     1,887           (251)       --       1,636
Covenant Not To Compete......................     3,050         (1,815)       --       1,235
                                                 ------        -------      ----      ------
                                                 $5,975        $(2,460)     $(42)     $3,473
                                                 ======        =======      ====      ======

                                                  GROSS                                 NET
                                               INTANGIBLES   ACCUMULATED            INTANGIBLES
                                                12/31/02     AMORTIZATION   OTHER    12/31/02
                                               -----------   ------------   -----   -----------
Patents......................................    $30,895       $  (563)     $(67)     $30,265
Technology Licenses..........................      2,434          (385)       --        2,049
Customer Relationships.......................      3,300            (1)       --        3,299
Trademarks...................................      1,610           (33)       --        1,577
Covenant Not To Compete......................      4,150        (2,387)       --        1,763
                                                 -------       -------      ----      -------
                                                 $42,389       $(3,369)     $(67)     $38,953
                                                 =======       =======      ====      =======

     Amortization expense related to intangible assets for the years ended December 31, 2000, 2001, and 2002 was $1.0 million, $1.0 million, and $0.9 million, respectively. Excluding the impact of future acquisitions, estimated annual amortization expense related to existing intangible assets for years 2003 through 2007 is expected to be approximately $3.9 million, $3.5 million, $2.9 million, $2.8 million and $2.4 million, respectively.

                              GRANT PRIDECO, INC.

11.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes (net of refunds) was as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Interest paid...........................................  $15,024   $27,170   $26,068
Income taxes paid, net of refunds.......................    2,182     2,449    21,139

     The following summarizes investing activities relating to acquisitions:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000      2001       2002
                                                       --------   -------   ---------
                                                               (IN THOUSANDS)
Fair value of assets, net of cash acquired...........  $ 33,728   $ 1,290   $ 263,061
Goodwill.............................................    52,164     4,901     171,955
Fair value of liabilities assumed....................   (19,865)   (2,778)    (58,933)
Grant Prideco common stock issued....................        --        --    (110,911)
                                                       --------   -------   ---------
Cash consideration, net of cash acquired.............  $ 66,027   $ 3,413   $ 265,172
                                                       ========   =======   =========

12.  STOCKHOLDERS' EQUITY

     At December 31, 2000, the authorized capital structure of Grant Prideco was composed of 300 million shares of common stock, $0.01 par value (the "Common Stock"), and 10 million shares of preferred stock, $0.01 par value. In connection with the Distribution, on April 14, 2000, the Company issued approximately 108.4 million shares, one share of Common Stock for each share of Weatherford common stock held by the Weatherford stockholders on March 23, 2000, the record date of the Distribution. At December 31, 2002, there were approximately 120.8 million shares of Common Stock outstanding and no preferred stock outstanding.

13.  STOCK-BASED COMPENSATION

  STOCK OPTION AND RESTRICTED STOCK PLANS

     The Company has a number of stock option plans pursuant to which directors, officers, and other key employees may be granted restricted stock and options to purchase shares of Common Stock at the fair market value on the date of grant.

     The Company has in effect a 2000 Employee Stock Option and Restricted Stock Plan (2000 Plan) and a 2001 Employee Stock Option and Restricted Stock Plan (2001 Plan). Under these plans, restricted stock or options to purchase up to an aggregate of 15 million shares of Common Stock may be granted. Stock options and restricted stock vest only after one to four years after the date of grant and expire after ten to fourteen years from the date of grant. Restricted shares are subject to certain restrictions on ownership and transferability when granted. At December 31, 2002, approximately 3.0 million shares were available for granting under such plans.

     Compensation expense of $8.8 million was recognized during 2001 for stock options exercised by an executive employee who was terminated in February 2001. This amount was included in 2001 Other Charges under severance (see Note 4). Under the terms of his employment contract, the executive exercised his right to surrender all vested stock options for cash.

                              GRANT PRIDECO, INC.

     In October 2001, an award was granted to a director replacing 750,000 options issued under the 2000 Plan for 350,000 shares of restricted stock under the 2001 Plan. Total compensation expense of $2.5 million, based on the market price of $7.14 per share at the grant date, is being amortized over the vesting period of three years. In June 2002, an award was granted to an executive officer for 500,000 shares of restricted stock under the 2002 Plan. Total compensation expense of $7.6 million, based on the market price of $15.10 per share at the grant date, is being amortized over the vesting period of three years. Compensation expense recognized in 2001 and 2002 related to the restricted stock awards was $0.2 million and $2.1 million, respectively.

     Employees and directors of Weatherford also held various options to purchase shares of Weatherford that were granted prior to September 1998. Under the terms of the Distribution, these employees and directors were granted an equal number of options to purchase Common Stock. The Company granted a total of 1,247,255 stock options related to the Weatherford grants prior to September 1998. As of December 31, 2002, options outstanding related to the Weatherford plans prior to September 1998 were 909,880.

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

     A summary of the status of the Company's stock options under both the 2000 Plan and the 2001 Plan along with the Weatherford grants prior to September 1998 as of December 31, 2000, 2001, and 2002 and the changes during the year ended on those dates are presented below (actual amounts):

                                        2000                    2001                    2002
                               ----------------------   ---------------------   ---------------------
                                             WEIGHTED                WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE                 AVERAGE
                               NUMBER OF     EXERCISE   NUMBER OF    EXERCISE   NUMBER OF    EXERCISE
                                 SHARES       PRICE       SHARES      PRICE       SHARES      PRICE
                               ----------    --------   ----------   --------   ----------   --------
Outstanding at the beginning
  of the year................         --      $   --     8,778,055    $14.41    12,305,863    $11.80
                               ---------      ------    ----------    ------    ----------    ------
  Weatherford options
    converted to Grant
    Prideco options..........  3,761,408        7.62            --        --            --        --
  Options granted during the
    year.....................  5,266,500       19.00     5,469,900      9.44       417,000     10.80
  Options exercised..........   (146,362)      10.44      (123,905)     5.65      (168,832)     6.95
  Options canceled...........   (103,491)       6.55    (1,818,187)    17.72      (457,498)    15.62
                               ---------      ------    ----------    ------    ----------    ------
Outstanding at the end of the
  year.......................  8,778,055      $14.41    12,305,863    $11.80    12,096,533    $11.69
                               =========      ======    ==========    ======    ==========    ======
Exercisable at the end of the
  year.......................    929,174      $ 6.25     2,653,833    $ 7.03     3,039,883    $ 7.74
                               =========      ======    ==========    ======    ==========    ======

                              GRANT PRIDECO, INC.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                 -------------------------------------   ----------------------
                                                 WEIGHTED     WEIGHTED                 WEIGHTED
                                                 AVERAGE      AVERAGE                  AVERAGE
                                   NUMBER       REMAINING     EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES         OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
------------------------         -----------   ------------   --------   -----------   --------
$2.47-$7.65....................   5,887,601       10.78        $ 6.72     2,133,951     $5.97
$8.65-$14.19...................   1,899,096       10.59         11.27       750,596     11.26
$14.64-$19.56..................   4,309,836       10.45         18.66       155,336     15.09
                                 ----------       -----        ------     ---------     -----
                                 12,096,533       10.63        $11.69     3,039,883     $7.74
                                 ==========       =====        ======     =========     =====

     The fair value of stock options granted by the Company during 2000, 2001, and 2002 was estimated using the Black-Scholes option-pricing model, with the following weighted average assumptions:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000      2001     2002
                                                              -------   ------   ------
Weighted average fair value per option granted..............  $15.87    $4.08    $5.88
Valuation assumptions:
  Expected option term (years)..............................    12.4      7.4      7.4
  Expected volatility.......................................   63.12%   43.50%    43.0%
  Expected dividend rate....................................      --       --       --
  Risk free interest rate...................................    6.18%    3.53%    4.58%

  EXECUTIVE DEFERRED COMPENSATION PLANS

     Weatherford maintains various Executive Deferred Compensation Stock Ownership Plans (the "Weatherford EDC Plans"). Prior to the Distribution, participants in the Weatherford EDC Plans had a right to receive shares of Weatherford common stock upon termination of their employment based on the deferred amounts placed in their individual accounts. Under the Weatherford EDC Plans, in the event of a dividend or special distribution to the shareholders of Weatherford, the accounts of the employees are to represent a right to receive the consideration provided through the dividend or special distribution. As a result, upon the Distribution, participants in the Weatherford EDC Plans were entitled to receive shares of both Weatherford common stock and Common Stock in respect of amounts deferred by the participants prior to the Distribution. Accordingly, in connection with the Distribution, a portion of the deferred compensation liability recorded by Weatherford was allocated to Grant Prideco based on the relative market value of the Common Stock to the relative market value of the Weatherford common stock on the date of Distribution. The liability transferred to Grant Prideco was approximately $4.2 million and is included in "Deferred Compensation Obligation in Stockholders' Equity". The Company has reserved 519,000 shares of Common Stock in settlement of this obligation. As of December 31, 2002, 362,250 shares still remain. Settlements under the Weatherford EDC Plans will be solely in Weatherford common stock and Common Stock.

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

                              GRANT PRIDECO, INC.

Settlements under the Grant EDC Plans will be in Common Stock. Accordingly, the Common Stock held by the Trust is included in Stockholders' Equity as "Treasury Stock, at Cost".

14.  RETIREMENT AND EMPLOYEE BENEFIT PLANS

  DEFINED CONTRIBUTION PLAN

     The Company has defined contribution plans covering certain of its employees. The Company's expenses related to these plans totaled $0.8 million, $0.9 million, and $1.2 million in 2000, 2001, and 2002, respectively.

  PENSION PLANS

     As part of the purchase agreement with Schlumberger, the Company acquired the Reed Hourly Pension Plan in the U.S. and the Hycalog Retirement Death Benefit Scheme in the U.K. effective December 20, 2002. The Reed Hourly Plan covers approximately 200 employees and provides a monthly benefit based on a fixed dollar amount per year of service. The fixed dollar amount is defined in the union contract and is subject to change. The Hycalog Retirement Plan is a frozen plan with no future benefits accruing. For both plans, the assignment of the purchase price to individual assets acquired and liabilities incurred in connection with the acquisition, include a $5.2 million pension liability for the projected benefit obligation in excess of plan assets, thereby eliminating any previously existing unrecognized net gain or loss, unrecognized prior service cost, unrecognized net obligation, or net asset existing at the date of acquisition. Because the date of the acquisition was at year-end, there was no pension expense recorded for the fiscal year ending December 31, 2002 or in prior years. Grant Prideco's funding policy for the U.S. tax-qualified plan is consistent with the funding requirements of federal laws and regulations.

     The following table reflects information concerning the benefit obligations, plan assets, funded status and amounts recognized in the Consolidated Balance Sheets (in thousands):

                                                                    2002
                                                              -----------------
                                                               U.S.      U.K.
                                                              -------   -------
Projected Benefit Obligation at End of Year.................  $12,658   $11,155
Fair Value of Plan Assets at End of Year....................    9,372     9,230
Funded Status...............................................   (3,286)   (1,925)
Pension Liability...........................................   (3,286)   (1,925)

     Weighted average assumptions at end of year:

                                                                 2002
                                                              -----------
                                                              U.S.   U.K.
                                                              ----   ----
Discount Rate...............................................  6.75%  5.50%
Rate of Compensation Expense................................    --     --
Expected Return on Plan Assets..............................  8.50%  6.75%

                              GRANT PRIDECO, INC.

15.  INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000      2001      2002
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Domestic...............................................  $(22,084)  $20,861   $(6,048)
Foreign................................................       234    23,857    29,373
                                                         --------   -------   -------
  Total income (loss) before income taxes..............  $(21,850)  $44,718   $23,325
                                                         ========   =======   =======

     The components of the (provision) benefit for income taxes are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2000       2001      2002
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Current
  U.S. federal and state income taxes..................  $  (246)  $   (708)  $(1,441)
  Foreign..............................................   (4,051)   (10,467)   (9,450)
                                                         -------   --------   -------
                                                          (4,297)   (11,175)  (10,891)
                                                         -------   --------   -------
Deferred
  U.S. federal and state income taxes..................    9,284     (3,511)    6,216
  Foreign..............................................    2,378       (965)   (2,553)
                                                         -------   --------   -------
                                                          11,662     (4,476)    3,663
                                                         -------   --------   -------
     Total income tax (provision) benefit(a)...........  $ 7,365   $(15,651)  $(7,228)
                                                         =======   ========   =======

---------------

(a) Excludes the deferred tax benefits totaling $1.0 million and $2.9 million relating to the cumulative effect of the accounting change for the years ended 2000 and 2002, respectively (see Note 1).

     The following is a reconciliation of income taxes at the U.S. federal income tax rate of 35% to the effective provision for income taxes reflected in the Consolidated Statements of Operations:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      2001      2002
                                                          ------   --------   -------
                                                                (IN THOUSANDS)
(Provision) benefit for income taxes at statutory
  rates.................................................  $7,648   $(15,651)  $(8,164)
Effect of foreign income tax, net.......................    (293)    (1,659)     (975)
Change in valuation allowance...........................      --         --    (2,000)
Extraterritorial income benefit.........................      --        732       350
Foreign loss not benefited..............................    (502)       (43)       --
Equity in earnings of unconsolidated affiliates.........   1,983        947     3,144
State and local income taxes net of U.S. federal income
  tax benefit...........................................    (159)      (431)     (305)
Other permanent items...................................  (1,312)       454       722
                                                          ------   --------   -------
     (Provision) benefit for income taxes...............  $7,365   $(15,651)  $(7,228)
                                                          ======   ========   =======

                              GRANT PRIDECO, INC.

     Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements. The measurement of deferred tax assets and liabilities is based on enacted tax laws and rates currently in effect in each of the jurisdictions which the Company has operations. Additionally, applicable U.S. income and foreign withholding taxes have been provided on undistributed earnings of the Company's international subsidiaries.

     Deferred tax assets and liabilities are classified as current or noncurrent according to the classification of the related asset or liability for financial reporting. The components of the net deferred tax asset (liability) and the related valuation allowances were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Deferred tax assets:
  Foreign tax credits.......................................   $     --     $  5,877
  Domestic and foreign operating losses.....................         --          163
  Accrued liabilities and reserves..........................      9,853       11,284
  Inventory basis differences...............................      3,677        6,640
  Goodwill and other intangibles............................      4,949        7,082
                                                               --------     --------
     Total deferred tax assets..............................     18,479       31,046
                                                               --------     --------
Deferred tax liabilities:
  Property and equipment and other..........................    (48,095)     (50,290)
                                                               --------     --------
     Total deferred tax liabilities.........................    (48,095)     (50,290)
                                                               --------     --------
Valuation allowance:
  Foreign tax credits.......................................         --       (2,000)
                                                               --------     --------
     Total valuation allowance..............................         --       (2,000)
                                                               --------     --------
  Net deferred tax liabilities..............................   $(29,616)    $(21,244)
                                                               ========     ========

     At December 31, 2002, the Company had United States net operating loss
(NOL) carryforwards for tax purposes of approximately $0.5 million. The NOL carryforward at December 31, 2002 will expire after the year 2022. At December 31, 2002, the Company had foreign tax credit carryforwards of $3.9 million, which expire after the year 2007. At December 31, 2002 the Company had a valuation allowance of $2.0 million due to the uncertainty of utilization of foreign tax credits to reduce the U.S. income tax liability. The Company has not recorded a deferred income tax liability that would result from the distribution of earnings from the foreign subsidiaries of ReedHycalog(TM) if those earnings were actually repatriated. The Company intends to indefinitely reinvest the undistributed earnings of the ReedHycalog(TM) foreign subsidiaries.

16.  DISPUTES, LITIGATION, AND CONTINGENCIES

  LITIGATION AND OTHER DISPUTES

     In May 1997, Mr. John D. Watts filed suit in the U.S. District Court for the Eastern District of Texas, Beaumont Division, against XL Systems for infringement of Patent No. 5,247,418 (the "418 Patent") and trade secret misappropriation, breach of contract, and unjust enrichment. The claims of trade secret misappropriation, breach of contract, and unjust enrichment were subsequently dismissed by the trial court upon XL Systems' motion for summary judgment.

                              GRANT PRIDECO, INC.

     On March 2, 2001, a jury found that XL Systems' XLC connection infringed Claim 1 of the 418 Patent and awarded the plaintiff approximately $2.0 million in damages, including prejudgment interest. On September 28, 2001, the U.S. District Court for the Eastern District of Texas Court (the "Court") entered a judgment in the case. In connection with this order, the Court took the following actions: (1) reduced the jury award from $1,675,450 to $1,048,680; (2) awarded prejudgment interest of $172,697; and (3) denied enhanced damages and attorney's fees. In addition, the Court stayed any injunction preventing XL Systems from making and selling its XLC connection in its current configuration, so long as XL Systems escrows a royalty in the sum of 3% of gross revenue from sales of XLC connections and 7% of gross revenue from sales of XLC threading services.

     In March 2003, the federal circuit upheld all of the trial court rulings and decisions on appeal. The Company believes it is fully accrued for any additional expenses related to this ruling. The Company also does not expect this claim to have an adverse impact on its future operations, as it believes it can offer its XLC connection without the features that were the subject of this litigation. The Company also recently licensed a new marine weld-on connector that it will offer in lieu of its XLC connector in various markets.

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

17.  COMMITMENTS

  OPERATING LEASES

     The Company is committed under various operating leases, which primarily relate to office space and equipment. Total lease expense incurred under operating leases was approximately $4.7 million, $5.3 million,

                              GRANT PRIDECO, INC.

and $8.9 million for the years ended December 31, 2000, 2001, and 2002, respectively. Future minimum rental commitments under these operating leases are as follows (in thousands):

2003........................................................   $ 8,432
2004........................................................     7,972
2005........................................................     6,867
2006........................................................     5,652
2007........................................................     5,010
Thereafter..................................................    14,349
                                                               -------
                                                               $48,282
                                                               =======

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

     As part of the arrangement to invest in Voest-Alpine, the Company entered into a four-year supply contract with Voest-Alpine commencing July 1999. Under this agreement, the Company agreed to purchase a minimum of 60,000 metric tons of seamless green drill pipe per year through September 2003 at a benchmark third-party price. The Company is in the process of extending the term of this contract, which it expects to have similar terms and conditions as its existing contractual arrangement.

     Grant Prideco maintains consignment purchase arrangements with various suppliers whereby suppliers' inventory is held on site at the Company's manufacturing facilities. Under the terms of these arrangements, the Company pays to the supplier an inventory stocking fee on the consignment inventory and has an obligation to purchase the inventory under certain circumstances. As of December 31, 2002, the Company had closed-ended purchase commitments maturing within the next twelve months of approximately $0.8 million and open-ended purchase commitments of approximately $8.0 million, of which $6.4 million are expected to mature within the next twelve months.

18.  RELATED PARTY TRANSACTIONS

  SALES

     Weatherford purchases drill pipe and other related products from Grant Prideco. Prior to the Distribution, amounts purchased by Weatherford were recorded at Grant Prideco's cost. The sales to Weatherford prior to the Distribution have been eliminated from the accompanying financial statements. The amounts purchased by Weatherford for the year ended December 31, 2000 was $7.0 million.

     In connection with the Distribution, the Company entered into a preferred supplier agreement with Weatherford pursuant to which Weatherford agreed for at least a three-year period from the Distribution date to purchase a minimum of 70% of its requirements of drill stem products from Grant Prideco. The price for those products will be at a price not greater than that which the Company sells to its best rental tool customers for similar products. Weatherford is entitled to apply against its purchases a drill stem credit granted to it in connection with the Distribution in the aggregate amount of $30 million, subject to a limitation of the application of the credit to no more than 20% of any purchase. At December 31, 2002, the drill pipe credit

                              GRANT PRIDECO, INC.

balance was $16.9 million. The Company is currently in negotiations with Weatherford to extend the terms of this agreement.

  WEATHERFORD CHARGES

     Weatherford charges represent corporate overhead costs incurred by Weatherford in providing services to the Company based on the time devoted to Grant Prideco prior to the Distribution. These services include accounting, legal, tax, treasury, and risk management services. Such allocations are included in the accompanying Statements of Operations as Weatherford Charges.

19.  SEGMENT INFORMATION

  BUSINESS SEGMENTS

     The Company operates primarily through four business segments: drilling products and services, ReedHycalog(TM), tubular technology and services, and marine products and services. The Company's drilling products and services segment manufactures and sells a full range of proprietary and API drill pipe, drill collars, heavy weight drill pipe, and accessories. In December 2002, the Company acquired ReedHycalog(TM), which became the Company's fourth primary business segment. The ReedHycalog(TM) segment designs, manufacturers, and distributes fixed-cutter and roller-cone drill bits. The Company's tubular technology and services segment designs, manufactures, and sells a complete line of premium connections and associated premium tubular products and accessories. In the fourth quarter of 2001, the Company created a separate division to focus specifically on growing its existing XL Systems product line and riser products and adding complementary products and services for the growing offshore and deepwater markets. In addition to the products and services provided through the Company's four primary business segments the Company also has an Other segment that manufactures drill pipe and other products used in the industrial markets for fiber optic cable installation, construction, and water well drilling. The Company is also involved in joint ventures for the development of telemetry drill pipe and composite motors and pumps.

     The Company's products are used in the exploration and production of oil and natural gas. Segment information below has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies", except that income tax (provision) benefit is allocated to the segments by an application of the Company-wide effective rate to the net income (loss) of each segment.

                                            DRILLING                      TUBULAR      MARINE
                                            PRODUCTS                     TECHNOLOGY   PRODUCTS
                                              AND                           AND         AND
                                            SERVICES   REEDHYCALOG(TM)    SERVICES    SERVICES    OTHER    CORPORATE     TOTAL
                                            --------   ---------------   ----------   --------   -------   ---------   ----------
                                                                               (IN THOUSANDS)
2000
  Revenues from unaffiliated customers....  $208,347       $     --       $225,628    $36,646    $27,860   $     --    $  498,481
  Other charges(a)........................    16,651             --            687      2,500      2,287         --        22,125
  Depreciation and amortization...........    12,559             --         11,818      3,952      3,082        431        31,842
  Equity income in unconsolidated
    affiliates............................     5,495             --             --         --         --         --         5,495
  Operating income (loss).................    (7,203)            --         33,679     (5,158)    (4,745)   (21,309)       (4,736)
  (Provision) Benefit for income taxes....     2,424             --        (11,099)     2,260      1,599     12,181         7,365
  Capital expenditures for property,
    plant, and equipment..................    13,962             --          4,537      2,182         60        150        20,891
  Total assets............................   468,472             --        294,226     44,659     75,130     10,077       892,564

                              GRANT PRIDECO, INC.

                                            DRILLING                      TUBULAR      MARINE
                                            PRODUCTS                     TECHNOLOGY   PRODUCTS
                                              AND                           AND         AND
                                            SERVICES   REEDHYCALOG(TM)    SERVICES    SERVICES    OTHER    CORPORATE     TOTAL
                                            --------   ---------------   ----------   --------   -------   ---------   ----------
                                                                               (IN THOUSANDS)
2001
  Revenues from unaffiliated customers....  $382,579       $     --       $272,283    $44,085    $41,180   $     --    $  740,127
  Other charges(a)........................    23,991             --            509      2,169      3,967     14,165        44,801
  Depreciation and amortization...........    15,243             --         13,188      3,724      3,832        466        36,453
  Equity income (loss) in unconsolidated
    affiliates............................     8,859             --           (112)        --         --         --         8,747
  Operating income (loss).................    69,547             --         46,292       (630)    (6,587)   (35,567)       73,055
  (Provision) Benefit for income taxes....   (23,352)            --        (16,316)       596      2,285     21,136       (15,651)
  Capital expenditures for property,
    plant, and equipment..................    20,341             --          8,416      1,782      1,591      5,082        37,212
  Total assets............................   474,890             --        294,235     52,494     84,160      9,819       915,598
2002
  Revenues from unaffiliated customers....  $317,280       $  5,270       $216,842    $72,921    $27,435   $     --    $  639,748
  Other charges(a)........................     2,360             --            220         --         --      4,465         7,045
  Depreciation and amortization...........    12,252            249         12,543      4,006      1,156        941        31,147
  Equity income (loss) in unconsolidated
    affiliates............................     5,989             --           (647)        --         --         --         5,342
  Operating income (loss).................    67,397            796          9,954      4,452       (281)   (30,892)       51,426
  (Provision) Benefit for income taxes....   (20,835)          (276)        (1,061)       747        390     13,807        (7,228)
  Capital expenditures for property,
    plant, and equipment..................    22,781             --         11,536      4,745        639      6,080        45,781
  Total assets............................   497,243        394,352        219,050     84,220     54,111     66,373     1,315,349

---------------

(a) Includes $22.1 million of other charges relating to inventory write-offs, and other asset impairments and reductions for the year ended December 31, 2000. Includes $44.8 million of other charges relating to inventory write-offs, capitalized manufacturing variances, fixed asset impairment, and severance for the year ended December 31, 2001 (see Note 4). Includes $7.0 million of other charges relating to fixed asset write-downs and executive severance cost for the year ended December 31, 2002.

                              GRANT PRIDECO, INC.

  FOREIGN OPERATIONS AND EXPORT SALES

     Financial information by geographic segment for each of the three years ended December 31, 2002 is summarized below. Revenues are attributable to countries based on the location of the entity selling products rather than ultimate use. Long-lived assets represent long-term assets excluding deferred tax assets.

                           UNITED               LATIN
                           STATES    CANADA    AMERICA    ITALY     ASIA      OTHER     TOTAL
                          --------   -------   -------   -------   -------   -------   --------
                                                     (IN THOUSANDS)
2000
  Revenues..............  $448,380   $32,038   $ 6,545   $   721   $10,797   $    --   $498,481
  Long-lived assets.....   361,497    16,998    89,922    32,191    14,088       499    515,195
2001
  Revenues..............  $624,835   $51,531   $10,263   $26,025   $20,956   $ 6,517   $740,127
  Long-lived assets.....   363,756    18,208    94,202    32,865    13,681       415    523,127
2002
  Revenues..............  $475,472   $38,175   $10,212   $24,564   $63,746   $27,579   $639,748
  Long-lived assets.....   518,406    19,806    88,163    35,757    85,465    45,248    792,845

  MAJOR CUSTOMERS AND CREDIT RISK

     Substantially all of the Company's customers are engaged in the exploration and development of oil and gas reserves. The Company's drill pipe, drill bit products and other related products are sold primarily to rig contractors, operators, and rental companies. The Company's premium tubulars and connections are sold primarily to operators and distributors. This concentration of customers may impact the Company's overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. The Company performs ongoing credit evaluations of its customers and does not generally require collateral in support of its trade receivables. The Company maintains reserves for potential credit losses, and actual losses have historically been within the Company's expectations. Foreign sales also present various risks, including risks of war, civil disturbances, and governmental activities that may limit or disrupt markets, restrict the movement of funds, or result in the deprivation of contract rights or the taking of property without fair consideration. Most of the Company's foreign sales, however, are to large international companies, in-country national oil companies, or are secured by a letter of credit or similar arrangements.

     In 2000, 2001, and 2002, there were no individual customers who accounted for 10% or more of total revenues.

                              GRANT PRIDECO, INC.

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tabulation sets forth unaudited quarterly financial data for 2002 and 2001 (in thousands, except per share amounts).

                                                                      2002
                                                  --------------------------------------------
                                                   FIRST      SECOND        THIRD      FOURTH
                                                  QUARTER    QUARTER       QUARTER    QUARTER
                                                  --------   --------      --------   --------
Revenues........................................  $152,051   $168,601      $162,237   $156,859
Gross Profit....................................    35,205     39,382        31,593     29,714
Other Charges...................................        --      7,045(a)         --         --
Selling, General, and Administrative............    19,088     21,213        22,296     20,168
Operating Income................................    18,473     12,408(a)     10,570      9,975
Net Income (Loss) Before Cumulative Effect of
  Accounting Change.............................     7,560      3,879(a)      1,945       (338)
Cumulative Effect of Accounting Change(b).......    (6,412)        --            --         --
Net Income......................................     1,148      3,879(a)      1,945       (338)
Basic Net Income (Loss) Per Share(c)
  Basic net income (loss) before cumulative
     effect of accounting change................  $   0.07   $   0.03      $   0.02   $   0.00
  Cumulative effect of accounting change........     (0.06)        --            --         --
                                                  --------   --------      --------   --------
  Net income (loss).............................  $   0.01   $   0.03      $   0.02   $   0.00
                                                  ========   ========      ========   ========
Basic weighted average shares outstanding.......   109,885    111,466       111,620    112,908
                                                  ========   ========      ========   ========
Diluted Net Income (Loss) Per Share(c)
  Diluted net income (loss) before cumulative
     effect of accounting change................  $   0.07   $   0.03      $   0.02   $   0.00
  Cumulative effect of accounting change........     (0.06)        --            --         --
                                                  --------   --------      --------   --------
  Net income (loss).............................  $   0.01   $   0.03      $   0.02   $   0.00
                                                  ========   ========      ========   ========
Diluted weighted average shares outstanding.....   111,711    114,080       112,685    113,989
                                                  ========   ========      ========   ========

                              GRANT PRIDECO, INC.

                                                                  2001
                                           ---------------------------------------------------
                                            FIRST           SECOND     THIRD           FOURTH
                                           QUARTER         QUARTER    QUARTER         QUARTER
                                           --------        --------   --------        --------
Revenues.................................  $156,651        $192,909   $198,989        $191,578
Gross Profit.............................    22,204(d)       44,061     53,156(f)       49,588
Other Charges............................    32,280(e)           --      1,475(g)           --
Selling, General, and Administrative.....    17,164          18,254     18,564          16,964
Operating Income (Loss)..................   (25,256)(d)(e)   28,655     34,511(f)(g)    35,145
Net Income (Loss)........................   (21,817)(d)(e)   13,997     17,334(f)(g)    18,576
Basic Net Income (Loss) Per Share(c)
  Basic net income (loss)................  $  (0.20)       $   0.13   $   0.16        $   0.17
                                           ========        ========   ========        ========
Basic weighted average shares
  outstanding............................   108,570         109,515    109,738         109,783
                                           ========        ========   ========        ========
Diluted Net Income (Loss) Per Share(c)
  Diluted net income (loss)..............  $  (0.20)       $   0.13   $   0.16        $   0.17
                                           ========        ========   ========        ========
Diluted weighted average shares
  outstanding............................   108,570         110,979    110,531         110,764
                                           ========        ========   ========        ========

---------------

(a) Includes $7.0 million of other charges in the second quarter of 2002 related to fixed asset write-downs and executive severance costs.

(b) Effective January 1, 2002, the Company adopted SFAS No. 142, which requires goodwill to be tested annually for impairment. The initial impairment test was completed in the fourth quarter of 2002 and resulted in a $6.4 million, net of tax, write-down of goodwill that is recorded as a cumulative effect of an accounting change as of January 1, 2002.

(c) Earnings per share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed by taking the average of the weighted average number of shares outstanding each quarter. Thus, the sum of the four quarters' EPS may not equal the full-year EPS.

(d) Includes $10.7 million of other charges in the first quarter of 2001 related to inventory write-offs and capitalized manufacturing variance write-offs, which were classified as cost of sales.

(e) Includes $32.3 million of other charges in the first quarter of 2001 related to the write-off of assets, severance, and related expenses.

(f) Includes $0.3 million of other charges in the third quarter of 2001 for inventory write-offs in connection with the decision to discontinue the manufacturing of industrial flanges, which were classified as cost of sales.

(g) Includes $1.5 million of other charges in the third quarter of 2001 for fixed asset impairments in connection with the decision to discontinue the manufacturing of industrial flanges.

     See Note 4 for further discussion of 2001 and 2002 other charges.

21.  SUBSEQUENT EVENT (UNAUDITED)

     On January 28, 2002, the Company acquired the remaining 35% interest in Rotator for approximately $5.0 million. Rotator is a Norwegian company that manufactures control valves and systems for the offshore oil and gas industry and is reported in our marine products and services segment. Goodwill recognized with the additional 35% purchase was approximately $2.3 million.

                              GRANT PRIDECO, INC.

     On March 25, 2003, the Company sold Star Iron Works, Inc. (Star), a manufacturer of drilling tools for the water well, construction, and utility boring industries, for $11.0 million in cash. In this regard, the Company recently announced the closure of its Bryan, Texas facility, where the majority of its industrial drill pipe operations have occurred. Future operations will be conducted at the Company's Navasota, Texas location.

22.  SUBSIDIARY GUARANTOR FINANCIAL INFORMATION

     The following balance sheets as of December 31, 2001 and 2002, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2002, are provided for the Company's domestic subsidiaries that are guarantors of debt securities issued by the Company. The Company's obligations to pay principal and interest under the 9% and 9 5/8% Senior Notes are guaranteed on a joint and several basis by all of the Company's domestic subsidiaries. The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by Grant Prideco, Inc.

                              GRANT PRIDECO, INC.

                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
                                               ASSETS
Current Assets:
  Cash and Cash Equivalents............  $     --    $  1,905     $  8,479     $      --     $ 10,384
  Restricted Cash......................        --          --        5,383            --        5,383
  Accounts Receivable, Net.............        --     116,462       31,761            --      148,223
  Inventories..........................        --     161,285       37,529            --      198,814
  Current Deferred Tax Assets..........        --      13,524        2,751            --       16,275
  Other Current Assets.................        --       8,206        5,078            --       13,284
                                         --------    --------     --------     ---------     --------
                                               --     301,382       90,981            --      392,363
                                         --------    --------     --------     ---------     --------
Property, Plant, and Equipment, Net....        --     151,234       73,273            --      224,507
Goodwill, Net..........................        --     144,830       86,691            --      231,521
Investment in and Advances to
  Subsidiaries.........................   633,743          --           --      (633,743)          --
Investment in and Advances to
  Unconsolidated Affiliates............    55,289          --           --            --       55,289
Other Assets...........................     5,676       4,383        1,859            --       11,918
                                         --------    --------     --------     ---------     --------
                                         $694,708    $601,829     $252,804     $(633,743)    $915,598
                                         ========    ========     ========     =========     ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt.........  $  2,590    $ 57,930     $    634     $      --     $ 61,154
  Accounts Payable.....................        --      45,758       16,931            --       62,689
  Current Deferred Tax Liabilities.....        --          --        5,051            --        5,051
  Customer Advances....................        --       1,469           --            --        1,469
  Other Accrued Liabilities............    11,711      32,230       11,877            --       55,818
                                         --------    --------     --------     ---------     --------
                                           14,301     137,387       34,493            --      186,181
                                         --------    --------     --------     ---------     --------
Long-Term Debt.........................   201,826       2,654          544            --      205,024
Deferred Tax Liabilities...............        --      25,847       15,101            --       40,948
Minority Interests.....................        --          --        1,615            --        1,615
Other Long-Term Liabilities............     9,614       3,004          245            --       12,863
Commitments And Contingencies
Stockholders' Equity...................   468,967     432,937      200,806      (633,743)     468,967
                                         --------    --------     --------     ---------     --------
                                         $694,708    $601,829     $252,804     $(633,743)    $915,598
                                         ========    ========     ========     =========     ========

                              GRANT PRIDECO, INC.

                            CONDENSED BALANCE SHEET
                            AS OF DECEMBER 31, 2002

                                                                  NON-
                                        PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                       --------   ----------   ----------   ------------   ----------
                                                               (IN THOUSANDS)
                                               ASSETS
Current Assets:
  Cash and Cash Equivalents..........  $     --    $  2,690     $ 19,188     $      --     $   21,878
  Restricted Cash....................        --       2,903        5,619            --          8,522
  Accounts Receivable, Net...........        --     109,376       81,711            --        191,087
  Inventories........................        --     154,241       93,695            --        247,936
  Current Deferred Tax Assets........        --      18,788        1,176            --         19,964
  Other Current Assets...............        --      15,632       17,215            --         32,847
                                       --------    --------     --------     ---------     ----------
                                             --     303,630      218,604            --        522,234
                                       --------    --------     --------     ---------     ----------
Property, Plant, And Equipment,
  Net................................        --     199,463       93,041            --        292,504
Goodwill, Net........................        --     233,731      160,352            --        394,083
Investment in and Advances to
  Subsidiaries.......................   923,677          --           --      (923,677)            --
Investment in and Advances to
  Unconsolidated Affiliates..........    50,302          --           --            --         50,302
Other Assets.........................     8,733      26,176       21,317            --         56,226
                                       --------    --------     --------     ---------     ----------
                                       $982,712    $763,000     $493,314     $(923,677)    $1,315,349
                                       ========    ========     ========     =========     ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-Term Borrowings and Current
     Portion of Long-Term Debt.......  $     --    $ 10,797     $  5,860     $      --     $   16,657
  Accounts Payable...................        --      46,553       27,791            --         74,344
  Current Deferred Tax Liabilities...        --          --        2,581            --          2,581
  Customer Advances..................        --         241          987            --          1,228
  Other Accrued Liabilities..........    19,715      39,446       28,008            --         87,169
                                       --------    --------     --------     ---------     ----------
                                         19,715      97,037       65,227            --        181,979
                                       --------    --------     --------     ---------     ----------
Long-Term Debt.......................   374,125     101,953        2,768            --        478,846
Deferred Tax Liabilities.............        --      20,990       17,907            --         38,897
Minority Interests...................        --          --       11,921            --         11,921
Other Long-Term Liabilities..........        --       8,296        6,538            --         14,834
Commitments and Contingencies
Stockholders' Equity.................   588,872     534,724      388,953      (923,677)       588,872
                                       --------    --------     --------     ---------     ----------
                                       $982,712    $763,000     $493,314     $(923,677)    $1,315,349
                                       ========    ========     ========     =========     ==========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
Revenues...............................  $     --    $448,380     $50,101       $    --      $498,481
                                         --------    --------     -------       -------      --------
Costs and Expenses:
  Cost of Sales........................        --     402,395      37,120            --       439,515
  Selling, General, and
     Administrative....................        --      49,797       7,771            --        57,568
  Weatherford Charges..................       500          --          --            --           500
  Nonrecurring Charges.................        --      11,129          --            --        11,129
                                         --------    --------     -------       -------      --------
                                              500     463,321      44,891            --       508,712
                                         --------    --------     -------       -------      --------
Equity Income In Unconsolidated
  Affiliates...........................     5,495          --          --            --         5,495
                                         --------    --------     -------       -------      --------
Operating Income (Loss)................     4,995     (14,941)      5,210            --        (4,736)
                                         --------    --------     -------       -------      --------
Other Income (Expense):
  Interest Expense.....................    (9,905)     (6,455)       (645)           --       (17,005)
  Equity in Subsidiaries, Net of
     Taxes.............................   (18,369)         --          --        18,369            --
  Other, Net...........................        --        (840)        731            --          (109)
                                         --------    --------     -------       -------      --------
                                          (28,274)     (7,295)         86        18,369       (17,114)
                                         --------    --------     -------       -------      --------
Income (Loss) Before Income Taxes......   (23,279)    (22,236)      5,296        18,369       (21,850)
Income Tax (Provision) Benefit.........     6,794       2,244      (1,673)           --         7,365
                                         --------    --------     -------       -------      --------
Net Income (Loss) Before Minority
  Interest.............................   (16,485)    (19,992)      3,623        18,369       (14,485)
Minority Interest......................        --          --        (211)           --          (211)
                                         --------    --------     -------       -------      --------
Net Income (Loss) Before Cumulative
  Effect Of Accounting Change..........   (16,485)    (19,992)      3,412        18,369       (14,696)
Cumulative Effect of Accounting
  Change...............................        --      (1,789)         --            --        (1,789)
                                         --------    --------     -------       -------      --------
Net Income (Loss)......................  $(16,485)   $(21,781)    $ 3,412       $18,369      $(16,485)
                                         ========    ========     =======       =======      ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
Revenues...............................  $     --    $624,835     $115,292      $     --     $740,127
                                         --------    --------     --------      --------     --------
Costs and Expenses:
  Cost of Sales........................        --     501,558       69,560            --      571,118
  Selling, General, and
     Administrative....................        --      56,274       14,672            --       70,946
  Other Charges........................        --      32,280        1,475            --       33,755
                                         --------    --------     --------      --------     --------
                                               --     590,112       85,707            --      675,819
                                         --------    --------     --------      --------     --------
Equity Income in Unconsolidated
  Affiliates...........................     8,747          --           --            --        8,747
                                         --------    --------     --------      --------     --------
Operating Income.......................     8,747      34,723       29,585            --       73,055
                                         --------    --------     --------      --------     --------
Other Income (Expense):
  Interest Expense.....................   (20,787)     (5,625)        (655)           --      (27,067)
  Equity in Subsidiaries, Net of
     Taxes.............................    35,916          --           --       (35,916)          --
  Other, Net...........................        --       5,252       (6,522)           --       (1,270)
                                         --------    --------     --------      --------     --------
                                           15,129        (373)      (7,177)      (35,916)     (28,337)
                                         --------    --------     --------      --------     --------
Income (Loss) Before Income Taxes......    23,876      34,350       22,408       (35,916)      44,718
Income Tax (Provision) Benefit.........     4,214      (8,433)     (11,432)           --      (15,651)
                                         --------    --------     --------      --------     --------
Net Income (Loss) Before Minority
  Interest.............................    28,090      25,917       10,976       (35,916)      29,067
Minority Interest......................        --          --         (977)           --         (977)
                                         --------    --------     --------      --------     --------
Net Income (Loss)......................  $ 28,090    $ 25,917     $  9,999      $(35,916)    $ 28,090
                                         ========    ========     ========      ========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2002

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
Revenues...............................  $     --    $475,472     $164,276      $     --     $639,748
                                         --------    --------     --------      --------     --------
Costs and Expenses:
  Cost of Sales........................        --     393,111      110,743            --      503,854
  Selling, General, and
     Administrative....................        --      63,678       19,087            --       82,765
  Other Charges........................        --       5,745        1,300            --        7,045
                                         --------    --------     --------      --------     --------
                                               --     462,534      131,130            --      593,664
                                         --------    --------     --------      --------     --------
Equity Income in Unconsolidated
  Affiliates...........................     5,342          --           --            --        5,342
                                         --------    --------     --------      --------     --------
Operating Income.......................     5,342      12,938       33,146            --       51,426
                                         --------    --------     --------      --------     --------
Other Income (Expense):
  Interest Expense.....................   (23,003)     (2,930)      (1,118)           --      (27,051)
  Equity in Subsidiaries, Net of
     Taxes.............................    18,820          --           --       (18,820)          --
  Other, Net...........................        --       1,197       (2,247)           --       (1,050)
                                         --------    --------     --------      --------     --------
                                           (4,183)     (1,733)      (3,365)      (18,820)     (28,101)
                                         --------    --------     --------      --------     --------
Income (Loss) Before Income Taxes......     1,159      11,205       29,781       (18,820)      23,325
Income Tax (Provision) Benefit.........     5,475        (700)     (12,003)           --       (7,228)
                                         --------    --------     --------      --------     --------
Net Income (Loss) Before Minority
  Interest.............................     6,634      10,505       17,778       (18,820)      16,097
Minority Interest......................        --          --       (3,051)           --       (3,051)
                                         --------    --------     --------      --------     --------
Net Income (Loss) Before Cumulative
  Effect Of Accounting Change..........     6,634      10,505       14,727       (18,820)      13,046
Cumulative Effect Of Accounting
  Change...............................        --      (6,412)          --            --       (6,412)
                                         --------    --------     --------      --------     --------
Net Income (Loss)......................  $  6,634    $  4,093     $ 14,727      $(18,820)    $  6,634
                                         ========    ========     ========      ========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                                    NON-
                                         PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                        ---------   ----------   ----------   ------------   --------
                                                               (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Cash Provided by (Used) in
     Operating Activities.............  $   8,316    $(68,569)    $27,638      $      --     $(32,615)
                                        ---------    --------     -------      ---------     --------
Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of
     Cash Acquired....................         --     (36,492)    (29,535)            --      (66,027)
  Capital Expenditures for Property,
     Plant, and Equipment.............         --     (17,906)     (2,985)            --      (20,891)
  Investment by Parent................   (102,106)         --          --        102,106           --
  Other, Net..........................         --          48         101             --          149
                                        ---------    --------     -------      ---------     --------
     Net Cash Provided by (Used) in
       Investing Activities...........   (102,106)    (54,350)    (32,419)       102,106      (86,769)
                                        ---------    --------     -------      ---------     --------
Cash Flows from Financing Activities:
  Issuance of Long-Term Debt, Net.....    193,324          --          --             --      193,324
  (Repayments) Borrowings on Debt,
     Net..............................   (103,548)     18,270      (4,211)            --      (89,489)
  Purchases of Treasury Stock.........     (1,046)         --          --             --       (1,046)
  Proceeds from Stock Option
     Exercises........................      1,502          --          --             --        1,502
  Investment in Subsidiaries..........         --      70,222      31,884       (102,106)          --
  Predecessor Stockholder's
     Investment.......................      3,558      33,583     (19,937)            --       17,204
                                        ---------    --------     -------      ---------     --------
     Net Cash Provided by (Used) in
       Financing Activities...........     93,790     122,075       7,736       (102,106)     121,495
                                        ---------    --------     -------      ---------     --------
Net Increase (Decrease) in Cash and
  Cash Equivalents....................         --        (844)      2,955             --        2,111
Cash and Cash Equivalents at Beginning
  of Year.............................         --       4,998       1,206             --        6,204
                                        ---------    --------     -------      ---------     --------
Cash and Cash Equivalents at End of
  Year................................  $      --    $  4,154     $ 4,161      $      --     $  8,315
                                        =========    ========     =======      =========     ========

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                                     NON-
                                           PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                           -------   ----------   ----------   ------------   -------
                                                                 (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Cash Provided by Operating
     Activities..........................  $15,544    $10,325      $14,621        $  --       $40,490
                                           -------    -------      -------        -----       -------
Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of Cash
     Acquired............................       --     (2,217)      (1,196)          --        (3,413)
  Investments in and Advances to
     Unconsolidated Affiliates...........       --     (1,595)          --           --        (1,595)
  Capital Expenditures for Property,
     Plant, and Equipment................       --    (28,829)      (8,383)          --       (37,212)
  Other, Net.............................       --          4           82           --            86
                                           -------    -------      -------        -----       -------
     Net Cash Used in Investing
       Activities........................       --    (32,637)      (9,497)          --       (42,134)
                                           -------    -------      -------        -----       -------
Cash Flows from Financing Activities:
  (Repayments) Borrowings on Debt, Net...  (14,561)    20,063         (806)          --         4,696
  Proceeds from Stock Option Exercises...      654         --           --           --           654
  Purchases of Treasury Stock............   (1,637)        --           --           --        (1,637)
                                           -------    -------      -------        -----       -------
     Net Cash Provided by (Used) in
       Financing Activities..............  (15,544)    20,063         (806)          --         3,713
                                           -------    -------      -------        -----       -------
Net Increase (Decrease) in Cash and Cash
  Equivalents............................       --     (2,249)       4,318           --         2,069
Cash and Cash Equivalents at Beginning of
  Year...................................       --      4,154        4,161           --         8,315
                                           -------    -------      -------        -----       -------
Cash and Cash Equivalents at End of
  Year...................................  $    --    $ 1,905      $ 8,479        $  --       $10,384
                                           =======    =======      =======        =====       =======

                              GRANT PRIDECO, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2002

                                                                    NON-
                                          PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS    TOTAL
                                         --------   ----------   ----------   ------------   --------
                                                                (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net Cash Provided by (Used) in
     Operating Activities..............  $107,126    $(4,784)     $16,947        $  --       $119,289
                                         --------    -------      -------        -----       --------
Cash Flows from Investing Activities:
  Acquisition of Businesses, Net of
     Cash Acquired.....................  (266,543)        --        1,371           --       (265,172)
  Investments in and Advances to
     Unconsolidated Affiliates.........    (3,794)        --           --           --         (3,794)
  Capital Expenditures for Property,
     Plant, and Equipment..............        --    (35,718)     (10,063)          --        (45,781)
  Other, Net...........................        --        860           51           --            911
                                         --------    -------      -------        -----       --------
     Net Cash Used in Investing
       Activities......................  (270,337)   (34,858)      (8,641)          --       (313,836)
                                         --------    -------      -------        -----       --------
Cash Flows from Financing Activities:
  Issuance of Long-Term Debt, Net......   170,373         --           --           --        170,373
  (Repayments) Borrowings on Debt,
     Net...............................    (6,056)    40,427        2,403           --         36,774
  Proceeds from Stock Option
     Exercises.........................     1,173         --           --           --          1,173
  Purchases of Treasury Stock..........    (2,279)        --           --           --         (2,279)
                                         --------    -------      -------        -----       --------
     Net Cash Provided by Financing
       Activities......................   163,211     40,427        2,403           --        206,041
                                         --------    -------      -------        -----       --------
Net Increase (Decrease) in Cash and
  Cash Equivalents.....................        --        785       10,709           --         11,494
Cash and Cash Equivalents at Beginning
  of Year..............................        --      1,905        8,479           --         10,384
                                         --------    -------      -------        -----       --------
Cash and Cash Equivalents at End of
  Year.................................  $     --    $ 2,690      $19,188        $  --       $ 21,878
                                         ========    =======      =======        =====       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 15. CONTROLS AND PROCEDURES

     Included in its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While we believe that our existing disclosure controls and procedures have been effective to accomplish these objectives, we intend to continue to examine, refine and formalize our disclosure controls and procedures and to monitor ongoing developments in this area.

     Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days before the filing date of this report, have concluded that, as of such date, our disclosure controls and procedures are adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in our internal controls or in other factors known to us that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report or incorporated herein by reference:

     1. Our consolidated financial statements are listed on page 45 of this report.

     2. All financial statement schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

     3. Our exhibits are listed below under Item 16(c).

(b) Reports on Form 8-K

     1. Current Report on Form 8-K dated November 13, 2002, filing financial statements and other information related to the ReedHycalog(TM) acquisition.

     2. Current Report on Form 8-K dated November 6, 2002, filing certain information related to an investor presentation.

     3. Current Report on Form 8-K dated October 28, 2002, announcing the signing of definitive agreements to purchase ReedHycalog(TM).

(c) Exhibits

    2.1    Distribution Agreement, dated as of March 22, 2000, between
           Weatherford and Grant Prideco, Inc. (incorporated by reference to
           Exhibit 2.1 to Grant Prideco, Inc.'s Registration Statement on
           Form S-3, Reg. No. 333-35272).
    2.2    Purchase Agreement dated as of October 25, 2002, among Technology
           Corporation and Grant Prideco, Inc. (incorporated by reference to
           Exhibit 2.1 to Grant Prideco, Inc.'s Current Report on Form 8-K,
           File No. 1-15423, filed October 28, 2002).

    3.1    Restated Certificate of Incorporation of Grant Prideco, Inc.
           (incorporated by reference to Exhibit 3.1 to Grant Prideco,
           Inc.'s Registration Statement on Form S-3, Reg. No. 333-35272).
    3.2 Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.'s Registration Statement on
           Form 10, File No. 1-15423, as amended).
    4.1 Indenture for 9 5/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.7 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No.
           1-15423).
    4.2    Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit
           4.1 above).
    4.3    Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan
           (incorporated by reference to Exhibit 10.6 to Grant Prideco,
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           2000, File No. 1-15423).
    4.4    Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan
           (incorporated by reference to Exhibit 10.5 to Grant Prideco,
           Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
    4.5    Grant Prideco, Inc. Executive Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.9 to Grant Prideco,
           Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
    4.6    Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan
           (incorporated by reference to Exhibit 10.8 to Grant Prideco,
           Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
    4.7    Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee
           Directors (incorporated by reference to Exhibit 10.10 to Grant
           Prideco, Inc.'s Registration Statement on Form 10, File No.
           1-15423, as amended).
    4.8 Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.'s Registration
           Statement on Form 10, File No. 1-15423, as amended).
    4.9    Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan
           (incorporated by reference to Exhibit 10.16 to Grant Prideco,
           Inc.'s Annual Report on Form 10-K for the year ended December 31,
           2001, File No. 1-15423).
    4.10 Registration Rights Agreement dated as of December 20, 2002, by and among Schlumberger Technology Corporation and Grant Prideco,
           Inc. (incorporated by reference to Exhibit 4.1 to Prideco, Inc.'s
           Current Report on Form 8-K, File No. 1-15423, filed on January 3,
           2003).
    4.11 Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells
           Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.'s Current Report on Form 8-K,
           File No. 1-15423, filed on January 3, 2003).
    4.12   Form of 9% Senior Notes due 2009 (included as part of Exhibit
           4.11).
    4.13   Supplemental Indenture dated as of December 20, 2002, among Grant
           Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant
           Prideco, Inc.'s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant
           Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
    4.14   Credit Agreement, dated as of December 19, 2002, among Grant
           Prideco, Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche Bank Trust Company Americas, as US, Deutsche
           Bank AG, Canada Branch, as Canadian Agent, Transamerica Business
           Capital Corporation, as Documentation Agent, JP Morgan Chase
           Bank, as Co-Syndication Agent, and Lynch Capital, as
           Co-Syndication Agent (incorporated by reference to Exhibit 4.6 to
           Grant Prideco, Inc.'s Current Report on Form 8-K, File No.
           1-15423, filed on January 3, 2003).
    4.15   Security Agreement, dated as of December 19, 2002, among Grant
           Prideco, Inc., certain of its subsidiaries and Deutsche Bank
           Trust Company Americas, as agent (incorporated by reference to Exhibit 4.7 to Grant Prideco, Inc.'s Current Report on Form 8-K,
           File No. 1-15423, filed on January 3, 2003).

    4.16   Amended and Restated Security Agreement, dated as of December 19,
           2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG,
           Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No.
           1-15423, filed on January 3, 2003).
    4.17   Security Agreement, dated as of December 19, 2002 between Grant
           Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent
           (incorporated by reference to Exhibit 4.9 to Grant Prideco,
           Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on
           January 3, 2003).
    4.18 Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.'s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant
           Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
   10.1 See Exhibits 2.1 and 4.1 through 4.18 for certain items material contracts.
   10.2    Employment Agreement with Michael McShane dated June 26, 2002
           (incorporated by reference to Exhibit 10.1 to Grant Prideco,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended June
           30, 2002, File No. 1-15423).
   10.3    Employment Agreement dated April 14, 2000 with Bernard J.
           Duroc-Danner (incorporated by reference to Exhibit 10.2 to Grant
           Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
   10.4    Employment Agreement dated April 14, 2000 with Louis A. Raspino
           (incorporated by reference to Exhibit 10.1 to Grant Prideco,
           Inc.'s Quarterly Report on Form 10-Q for the quarter ended June
           30, 2001, File No. 1-15423).
   10.5    Employment Agreement with Philip Choyce dated April 14, 2000
           (incorporated by reference to Exhibit 10.26 to Grant Prideco
           Inc.'s Registration Statement on Form S-4, Reg. No. 333-102635).
   10.6    Form of Change of Control Agreement with William Chunn, Dan
           Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.'s Quarterly Report on Form
           10-Q for the quarter ended March 31, 2000, File No. 1-15423).
   10.7    Form of Change of Control Agreement with Curtis Burton and
           Marshall Danby (incorporated by reference to Exhibit 10.12 to
           Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
   10.8    Preferred Supplier Agreement dated April 14, 2000, between Grant
           Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March
           31, 2000, File No. 1-13086).
   10.9    Tax Allocation Agreement dated April 14, 2000 between Grant
           Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.'s Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2000, File
           No. 1-13086).
   10.10 Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG
           (incorporated by reference to Exhibit 10.12 to Grant Prideco,
           Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
   10.11   Operating Agreement, dated as of July 23, 1999, by and Grant
           Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG
           (incorporated by reference to Exhibit 10.13 to Grant Prideco,
           Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
   10.12 Supply Agreement, dated as of July 23, 1999, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco,
           Inc. (incorporated by reference to Exhibit 10.14 to Grant
           Prideco, Inc.'s Registration Statement on Form 10, File No.
           1-15423, as amended).
   10.13 Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de
           Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.'s Registration
           Statement on Form 10, File No. 1-15423, as amended).

   10.14   Master Technology License Agreement, dated as of June 19,
           1998, by and between Grant Prideco, Inc. and DST
           Distributors of Steel Tubes Limited (incorporated by reference to Exhibit 10.17 to Grant Prideco, Inc.'s
           Registration Statement on Form 10, File No. 1-15423, as amended).
   10.15 Agreement, dated as of November 12, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., DST
           Distributors of Steel Tubes Limited, Techint Engineering
           Company, Weatherford, Grand Prideco, Pridecomex Holding,
           S.A. de C.V. and Grant Prideco, S.A. de C.V. (incorporated by reference to Exhibit 10.18 to Grant Prideco, Inc.'s
           Registration Statement on Form 10, File No. 1-15423, as amended).
   10.16 Agreement, dated as of December 1, 1998, by and between Tubos de Acero de Mexico, Tamsider S.A. de C.V., Weatherford and Pridecomex Holdings, S.A. de C.V. (incorporated by reference to Exhibit 10.19 to Grant Prideco, Inc.'s
           Registration Statement on Form 10, File No. 1-15423, as amended).
   21.1 Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to Grant Prideco, Inc.'s Registration Statement on Form S-4, Reg. No. 333-102635).
   23.1    Consent of Ernst & Young LLP.
   99.1    Section 906 Certification.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRANT PRIDECO, INC.

                                          By:      /s/ MICHAEL MCSHANE
                                            ------------------------------------
                                                      Michael McShane
                                            Chief Executive Officer, President,
                                                         and Director

Date: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                             CAPACITY IN WHICH SIGNED             DATE
                    ---------                             ------------------------             ----
               /s/ MICHAEL MCSHANE                   Chief Executive Officer, President   March 27, 2003
 ------------------------------------------------    and Director (Principal Executive
                 Michael McShane                                  Officer)


           /s/ BERNARD J. DUROC-DANNER                     Chairman of the Board          March 27, 2003
 ------------------------------------------------
             Bernard J. Duroc-Danner


               /s/ LOUIS A. RASPINO                   Senior Vice President, Finance;     March 27, 2003
 ------------------------------------------------       Chief Financial Officer and
                 Louis A. Raspino                      Treasurer (Principal Financial
                                                                  Officer)


                /s/ GREG L. BOANE                     Corporate Controller (Principal     March 27, 2003
 ------------------------------------------------           Accounting Officer)
                  Greg L. Boane


               /s/ DAVID J. BUTTERS                               Director                March 27, 2003
 ------------------------------------------------
                 David J. Butters


                                                                  Director                March 27, 2003
 ------------------------------------------------
                  Eliot M. Fried


             /s/ ROBERT K. MOSES, JR.                             Director                March 27, 2003
 ------------------------------------------------
               Robert K. Moses, Jr.


               /s/ ROBERT A. RAYNE                                Director                March 27, 2003
 ------------------------------------------------
                 Robert A. Rayne


               /s/ SHELDON B. LUBAR                               Director                March 27, 2003
 ------------------------------------------------
                 Sheldon B. Lubar

                                 CERTIFICATION

I, Michael McShane, certify that:

     1. I have reviewed this annual report on Form 10-K of Grant Prideco, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Signature: /s/ MICHAEL MCSHANE
                                                --------------------------------
                                                        Michael McShane
                                                 President and Chief Executive
                                                               Officer

Date: March 27, 2003

                                 CERTIFICATION

I, Louis A. Raspino, certify that:

     1. I have reviewed this annual report on Form 10-K of Grant Prideco, Inc;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Signature:/s/ LOUIS A. RASPINO
                                                --------------------------------
                                                        Louis A. Raspino
                                                   Senior Vice President and
                                                    Chief Financial Officer

Date: March 27, 2003

                               INDEX TO EXHIBITS

 2.1     Distribution Agreement, dated as of March 22, 2000, between
         Weatherford and Grant Prideco, Inc. (incorporated by reference to
         Exhibit 2.1 to Grant Prideco, Inc.'s Registration Statement on
         Form S-3, Reg. No. 333-35272).
 2.2     Purchase Agreement dated as of October 25, 2002, among Technology
         Corporation and Grant Prideco, Inc. (incorporated by reference to
         Exhibit 2.1 to Grant Prideco, Inc.'s Current Report on Form 8-K,
         File No. 1-15423, filed October 28, 2002).
 3.1     Restated Certificate of Incorporation of Grant Prideco, Inc.
         (incorporated by reference to Exhibit 3.1 to Grant Prideco,
         Inc.'s Registration Statement on Form S-3, Reg. No. 333-35272).
 3.2 Restated Bylaws of Grant Prideco, Inc. (incorporated by reference to Exhibit 3.2 to Grant Prideco, Inc.'s Registration Statement on
         Form 10, File No. 1-15423, as amended).
 4.1 Indenture for 9 5/8% Senior Notes due 2007 (incorporated by reference to Exhibit 4.7 to Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, File No.
         1-15423).
 4.2     Form of 9 5/8% Senior Notes due 2007 (included as part of Exhibit
         4.1 above).
 4.3     Grant Prideco, Inc. 2000 Non-Employee Director Stock Option Plan
         (incorporated by reference to Exhibit 10.6 to Grant Prideco,
         Inc.'s Annual Report on Form 10-K for the year ended December 31,
         2000, File No. 1-15423).
 4.4     Grant Prideco, Inc. 2000 Employee Stock Option and Stock Plan
         (incorporated by reference to Exhibit 10.5 to Grant Prideco,
         Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
 4.5     Grant Prideco, Inc. Executive Deferred Compensation Plan
         (incorporated by reference to Exhibit 10.9 to Grant Prideco,
         Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
 4.6     Grant Prideco, Inc. Foreign Executive Deferred Compensation Plan
         (incorporated by reference to Exhibit 10.8 to Grant Prideco,
         Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
 4.7     Grant Prideco, Inc. Deferred Compensation Plan for Non-Employee
         Directors (incorporated by reference to Exhibit 10.10 to Grant
         Prideco, Inc.'s Registration Statement on Form 10, File No.
         1-15423, as amended).
 4.8 Grant Prideco, Inc. 401(k) Savings Plan (incorporated by reference to Exhibit 10.11 to Grant Prideco, Inc.'s Registration
         Statement on Form 10, File No. 1-15423, as amended).
 4.9     Grant Prideco, Inc. 2001 Stock Option and Restricted Stock Plan
         (incorporated by reference to Exhibit 10.16 to Grant Prideco,
         Inc.'s Annual Report on Form 10-K for the year ended December 31,
         2001, File No. 1-15423).
 4.10 Registration Rights Agreement dated as of December 20, 2002, by and among Schlumberger Technology Corporation and Grant Prideco,
         Inc. (incorporated by reference to Exhibit 4.1 to Prideco, Inc.'s
         Current Report on Form 8-K, File No. 1-15423, filed on January 3,
         2003).
 4.11 Indenture relating to 9% Senior Notes due 2009 dated as of December 4, 2002, between Grant Prideco Escrow Corp. and Wells
         Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Grant Prideco, Inc.'s Current Report on Form 8-K,
         File No. 1-15423, filed on January 3, 2003).
 4.12    Form of 9% Senior Notes due 2009 (included as part of Exhibit
         4.11).
 4.13    Supplemental Indenture dated as of December 20, 2002, among Grant
         Prideco, Inc., Grant Prideco Escrow Corp., certain of Grant
         Prideco, Inc.'s subsidiaries, and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Grant
         Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).

 4.14    Credit Agreement, dated as of December 19, 2002, among Grant
         Prideco, Inc., certain of its subsidiaries, the Lenders party thereto, Deutsche Bank Trust Company Americas, as US, Deutsche
         Bank AG, Canada Branch, as Canadian Agent, Transamerica Business
         Capital Corporation, as Documentation Agent, JP Morgan Chase
         Bank, as Co-Syndication Agent, and Lynch Capital, as
         Co-Syndication Agent (incorporated by reference to Exhibit 4.6 to
         Grant Prideco, Inc.'s Current Report on Form 8-K, File No.
         1-15423, filed on January 3, 2003).
 4.15    Security Agreement, dated as of December 19, 2002, among Grant
         Prideco, Inc., certain of its subsidiaries and Deutsche Bank
         Trust Company Americas, as agent (incorporated by reference to Exhibit 4.7 to Grant Prideco, Inc.'s Current Report on Form 8-K,
         File No. 1-15423, filed on January 3, 2003).
 4.16    Amended and Restated Security Agreement, dated as of December 19,
         2002 between Grant Prideco Canada Ltd. and Deutsche Bank AG,
         Canada Branch, as agent (incorporated by reference to Exhibit 4.8 to Grant Prideco, Inc.'s Current Report on Form 8-K, File No.
         1-15423, filed on January 3, 2003).
 4.17    Security Agreement, dated as of December 19, 2002 between Grant
         Prideco Canada Ltd. and Deutsche Bank AG, Canada Branch, as agent
         (incorporated by reference to Exhibit 4.9 to Grant Prideco,
         Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on
         January 3, 2003).
 4.18 Form of Subsidiary Guarantee by certain of Grant Prideco, Inc.'s subsidiaries in favor of Deutsche Bank Trust Company Americas, as agent (incorporated by reference to Exhibit 4.10 to Grant
         Prideco, Inc.'s Current Report on Form 8-K, File No. 1-15423, filed on January 3, 2003).
10.1 See Exhibits 2.1 and 4.1 through 4.18 for certain items material contracts.
10.2     Employment Agreement with Michael McShane dated June 26, 2002
         (incorporated by reference to Grant Prideco, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2002, File No.
         1-15423).
10.3     Employment Agreement dated April 14, 2000 with Bernard J.
         Duroc-Danner (incorporated by reference to Exhibit 10.2 to Grant
         Prideco, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10.4     Employment Agreement dated April 14, 2000 with Louis A. Raspino
         (incorporated by reference to Exhibit 10.1 to Grant Prideco,
         Inc.'s Quarterly Report on Form 10-Q for the quarter ended June
         30, 2001, File No. 1-15423).
10.5     Employment Agreement with Philip Choyce dated April 14, 2000
         (incorporated by reference to Exhibit 10.26 to Grant Prideco,
         Inc.'s Registration Statement on Form S-4, Reg. No. 333-102635).
10.6     Form of Change of Control Agreement with William Chunn, Dan
         Latham, Warren Avery and Philip Choyce (incorporated by reference to Exhibit 10.6 to Grant Prideco, Inc.'s Quarterly Report on Form
         10-Q for the quarter ended March 31, 2000, File No. 1-15423).
10.7     Form of Change of Control Agreement with Curtis Burton and
         Marshall Danby (incorporated by reference to Exhibit 10.12 to
         Grant Prideco, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-15423).
10.8     Preferred Supplier Agreement dated April 14, 2000, between
         Prideco, Inc. and Weatherford International, Inc. (incorporated by reference to Exhibit 10.12 to Weatherford International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March
         31, 2000, File No. 1-13086).
10.9     Tax Allocation Agreement dated April 14, 2000 between Grant
         Prideco, Inc. and Weatherford (incorporated by reference to Exhibit 10.13 to Weatherford International, Inc.'s Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2000, File
         No. 1-13086).
10.10 Investment Agreement, dated as of April 29, 1999, by and between Grant Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG
         (incorporated by reference to Exhibit 10.12 to Grant Prideco,
         Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).
10.11    Operating Agreement, dated as of July 23, 1999, by and Grant
         Prideco, Inc. and Voest-Alpine Schienen GmbH & Co KG
         (incorporated by reference to Exhibit 10.13 to Grant Prideco,
         Inc.'s Registration Statement on Form 10, File No. 1-15423, as amended).

10.12 Supply Agreement, dated as of July 23, 1999, by and between Voest-Alpine Stahlrohr Kindberg GmbH & Co KG and Grant Prideco,
         Inc. (incorporated by reference to Exhibit 10.14 to Grant
         Prideco, Inc.'s Registration Statement on Form 10, File No.
         1-15423, as amended).
10.13 Stock Purchase Agreement, dated as of June 19, 1998, by and between Weatherford, Pridecomex Holding, S.A. de C.V., Tubos de
         Acero de Mexico S.A. and Tamsider S.A. de C.V. (incorporated by reference to Exhibit 10.16 to Grant Prideco, Inc.'s Registration
         Statement on Form 10, File No. 1-15423, as amended).
10.14 Master Technology License Agreement, dated as of June 19, 1998, by and between Grant Prideco, Inc. and DST Distributors of Steel
         Tubes Limited (incorporated by reference to Exhibit 10.17 to
         Grant Prideco, Inc.'s Registration Statement on Form 10, File No.
         1-15423, as amended).
10.15    Agreement, dated as of November 12, 1998, by and between Tubos de
         Acero de Mexico, Tamsider S.A. de C.V., DST Distributors of Steel
         Tubes Limited, Techint Engineering Company, Weatherford, Grand
         Prideco, Pridecomex Holding, S.A. de C.V. and Grant Prideco, S.A.
         de C.V. (incorporated by reference to Exhibit 10.18 to Grant
         Prideco, Inc.'s Registration Statement on Form 10, File No.
         1-15423, as amended).
10.16    Agreement, dated as of December 1, 1998, by and between Tubos de
         Acero de Mexico, Tamsider S.A. de C.V., Weatherford and
         Pridecomex Holdings, S.A. de C.V. (incorporated by reference to
         Exhibit 10.19 to Grant Prideco, Inc.'s Registration Statement on
         Form 10, File No. 1-15423, as amended).
21.1     Subsidiaries of Registrant (incorporated by reference to Exhibit
         21.1 to Grant Prideco, Inc.'s Registration Statement on Form S-4,
         Reg. No. 333-102635).
23.1     Consent of Ernst & Young LLP.
99.1     Section 906 Certification.