Form 10-K/A
period 2002-12-31
XL SYSTEMS LP; GRANT PRIDECO USA LLC; GP EXPATRIATE SERVICES INC; GRANT PRIDECO HOLDING LLC; GRANT PRIDECO LP; TA INDUSTRIES INC; TEXAS ARAI INC; TUBE ALLOY CAPITAL CORP; TUBE ALLOY CORP; XL SYSTEMS INTERNATIONAL INC
filed 2003-06-30
CIK 1127137, 1127091, 1127120, 1127124, 1127127, 1127132, 1127133, 1127134, 1127135, 1127136

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-K ON
                                   FORM 10-K/A

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

        Securities to be registered pursuant to Section 12(b) of the Act:

               TITLE OF                             NAME OF EACH EXCHANGE
              EACH CLASS                             ON WHICH REGISTERED
---------------------------------------            -----------------------
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

    Aggregate market value of Common Stock held by nonaffiliates as of June 28, 2002: $1,496,296,303

    Number of shares of Common Stock outstanding as of March 20, 2003:
121,357,838

EXPLANATORY NOTE:

    Grant Prideco, Inc. (the Company) is filing Amendment No. 1 to it Annual Report on Form 10-K for the year ended December 31, 2002 to include audited financial statements (for the year ended March 31, 2003) and notes for voestalpine TUBULARS GmbH & Co KG, an Austrian partnership of which the Company owns a 50.01% interest at December 31, 2002, pursuant to Rule 3-09 of Regulation S-X. These financial statements and notes are included in Item 15(a) 2 - Financial Statement Schedules - and a consent of KPMG Alpen-Treuhand GmbH, independent accountants, is included as Exhibit 23.2. This amendment does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report on Form 10-K for the year ended December 31, 2002. Item 15 is the only portion of the 2002 Form 10-K being supplemented or amended by this Form 10-K/A.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report or incorporated herein by reference:

        1. Our consolidated financial statements are listed on page 47* of this report.

        2. Financial statement schedules -
           Financial statements of voestalpine TUBULARS GmbH & Co KG**:


               Auditor's Report ...........................................  A-2
               Balance Sheet...............................................  A-3
               Income Statements...........................................  A-4
               Statements of Cash Flows....................................  A-5
               Notes to Financial Statements...............................  A-6

        NOTE *: The page numbers indicated are those under which such information was filed as part of the Company's Report on Form 10-K on March 31, 2003. Such information is not being amended by this Report on Form 10-K/A.

        NOTE**: The amounts shown in the voestalpine TUBULARS GmbH & Co KG financial statements are stated in Euros. At March 31, 2003, each Euro equaled US $1.0800.


        3. Exhibits

           Item 15(a)3 is amended to add the following exhibits:

                   23.2      Consent of KPMG Alpen-Treuhand GmbH
                   99.1      Section 906 Certification

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRANT PRIDECO, INC.

By: /s/ MICHAEL MCSHANE
-------------------------------------------------
Michael McShane
Chief Executive Officer, President, and Director

Date: June 30, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following individuals on June 30, 2003 on behalf of the registrant and in the capacities indicated.

               SIGNATURE                        CAPACITY IN WHICH SIGNED
-------------------------------------        ------------------------------

/s/ MICHAEL MCSHANE                             Chief Executive Officer,
-------------------                              President and Director
Michael McShane                                   (Principal Executive
                                                        Officer)


                                                 Senior Vice President,
/s/ LOUIS A. RASPINO                            Finance; Chief Financial
--------------------                             Officer and Treasurer
Louis A. Raspino                                  (Principal Financial
                                                        Officer)


/s/ GREG L. BOANE                                 Corporate Controller
-----------------                            (Principal Accounting Officer)
Greg L. Boane

                                  CERTIFICATION


I, Michael McShane, certify that:

1. I have reviewed this report on Form 10-K/A of Grant Prideco, Inc;

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


Date: June 30, 2003             Signature: /s/ Michael McShane
                                           -------------------------------------
                                           Michael McShane
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, Louis A. Raspino, certify that:

1. I have reviewed this report on Form 10-K/A of Grant Prideco, Inc;

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


Date: June 30, 2003             Signature: /s/ Louis A. Raspino
                                           -------------------------------------
                                           Senior Vice President and
                                           Chief Financial Officer

VOESTalpine TUBULARS GmbH & Co KG
Financial Statements
March 31, 2003

AUDITOR'S REPORT

We have audited the FINANCIAL STATEMENTS which have been set up in German language in accordance with the Austrian Commercial Code AS OF MARCH 31, 2003 of

                       VOESTALPINE TUBULARS GmbH & CO KG,
                                KINDBERG-AUMUHL.

These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Austria and in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

After completion of our audit we render the following unqualified OPINION according to Section 274 (1) HGB (Austrian Commercial Code):

                  "As the result of our due audit we can certify that the accounting records and the financial statements comply with the legal regulations. The financial statements give a true and fair view of the Company's assets, liabilities, financial position and profit or loss in conformity with generally accepted accounting principles. The management report corresponds with the financial statements."

Vienna, May 6, 2003

                            KPMG Alpen-Treuhand GmbH
              Wirtschaftsprufungs- und Steuerberatungsgesellschaft

/s/ Mag. Helmut Kerschbaumer                  /s/ ppa Lieve Van Utterbeeck
------------------------------                ----------------------------------
Mag. Helmut Kerschbaumer                      ppa Lieve Van Utterbeeck

                       Wirtschaftsprufer und Steuerberater
                         (Austrian Chartered Accountant)

                        VOESTALPINE TUBULARS GmbH & CO KG
                                  BALANCE SHEET
                                  MARCH 31,2003
                                    (IN EUR)

ASSETS
-------------------------------------------------------------------------------------------------------
                                                                 March 31, 2003          March 31, 2002
-------------------------------------------------------------------------------------------------------
A.  FIXED ASSETS
    I.   Intangible assets                                         1,564,854.54            1,962,096.90
    II.  Property, plant and equipment                            35,137,507.78           31,359,984.68
    III. Financial assets                                          3,985,565.62            3,917,084.08
                                                                 --------------          --------------
                                                                  40,687,927.94           37,239,165.66
                                                                 --------------          --------------

B.  CURRENT ASSETS
    I.  Inventories
        1.  Raw materials, supplies and consumables                8,778,473.85            8,152,263.23
        2.  Unfinished goods                                       5,820,641.72            9,565,449.92
        3.  Finished goods                                         5,759,403.97            7,161,835.25
                                                                 --------------          --------------
                                                                  20,358,519.54           24,879,548.40
                                                                 --------------          --------------

    II. Receivables and other assets
        1.  Accounts receivable from trade                         7,570,020.03            3,319,159.39
        2.  Receivables from affiliated companies                    144,396.96                    0.00
        3.  Forderungen gegenuber Unternehmen mit
              Beteiligungsverh.                                      397,893.28              291,519.29
        4.  Other receivables and assets                          54,179,207.21           71,923,378.57
                                                                 --------------          --------------
                                                                  62,291,517.48           75,534,057.25
                                                                 --------------          --------------

   III. Cash and cash equivalents

        1.  Cash in hand                                              12,184.53               13,559.83
        2.  Cheques                                                   70,184.22               62,746.86
        3.  Cash at banks                                            892,507.93               42,926.70
                                                                 --------------          --------------
                                                                     974,876.68              119,233.39
                                                                 --------------          --------------

                                                                  83,624,913.70          100,532,839.04
                                                                 --------------          --------------

C.  RECHNUNGSABGRENZUNGSPOSTEN
        1. Staff participation program                             1,808,767.47            2,082,320.05
        2. Other                                                           0.00            1,819,902.18
                                                                 --------------          --------------
                                                                   1,808,767.47            3,902,222.23
                                                                 --------------          --------------

-------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     126,121,609.11          141,674,226.93
-------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2003          March 31, 2002
--------------------------------------------------------------------------------------------------------------------
A.  STOCKHOLDERS' EQUITY
    I.  Unlimited partner's share                                                   1,816.82                1,816.82
    II. Limited partner's share
        1.  stipulated deposit                           17,986,526.46
        2.  deduct. loss adjustment                               0.00
                                                         -------------
                                                                               17,986,526.46           17,986,526.46
    III. Additional paid-in capital
        1.  Not designated capital reserves                                       477,293.87              477,293.87
    IV. Retained earnings
        1.  Other reserves                                                     33,526,570.48           32,288,163.23
    V.  Net profit                                                             23,330,974.40           33,736,681.98
        thereof profit/loss carried forward                                           681.98                  538.49
                                                                              --------------          --------------
                                                                               75,323,182.03           84,490,482.36
                                                                              --------------          --------------

B.  UNTAXED RESERVES
        1.  Investment allowance                                                  367,476.02            1,605,883.27
                                                                              --------------          --------------

C.  PROVISIONS
        1.  Provisions for severance payments                                   6,470,580.00            6,157,047.00
        2.  Provisions for pensions                                             1,196,328.00            1,242,341.00
        3.  Provisions for anniversary bonuses                                  1,715,084.00            1,687,032.00
        4.  Provisions for vacations                                            1,408,073.00            1,688,793.00
        5.  Other provisions                                                    5,498,408.55            6,776,064.00
                                                                              --------------          --------------
                                                                               16,288,473.55           17,551,277.00
                                                                              --------------          --------------

D.  LIABILITIES
        1.  Long term bank loans                                                4,239,369.77            5,450,535.25
        2.  Liabilities to banks                                                3,993,417.73            4,008,998.88
        3.  Advance payments                                                    1,475,605.40              786,428.84
        4.  Accounts payable from trade                                         7,385,999.09            8,391,867.97
        5.  Accounts payable to affiliated companies                                  750.00               80,305.43
        6.  Accounts payable to associated
              companies                                                         8,949,610.70            9,650,824.46
        7.  Other liabilities                                                   8,097,724.82            9,657,623.47
            thereof for taxes                                                     507,867.31              481,650.83
            thereof social security contributions                                 763,895.12              738,118.46
                                                                              --------------          --------------
                                                                               34,142,477.51           38,026,584.30
                                                                              --------------          --------------

--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    126,121,609.11          141,674,226.93
--------------------------------------------------------------------------------------------------------------------
    CONTINGENT LIABILITIES                                                      6,196,281.40            5,843,506.00

VOESTALPINE TUBULARS GmbH & CO KG

                                                        FOR THE YEAR ENDED MARCH 31,
                                   ------------------------------------------------------------------
INCOME STATEMENTS (IN EUR)                   2002                   2001                 2000
--------------------------         ------------------------------------------------------------------
SALES                                       229,362,770            259,831,975            218,114,530

COST OF GOODS SOLD                         (196,866,216)          (219,387,116)          (186,387,929)

                                   ------------------------------------------------------------------
GROSS PROFIT                                 32,496,554             40,444,859             31,726,601
                                   ------------------------------------------------------------------

Research and Development Expenses              (532,900)              (181,400)              (284,200)

Sales and Marketing                          (5,095,092)            (5,898,324)            (5,267,973)

Administration                               (3,799,762)            (3,824,745)            (3,936,442)

                                   ------------------------------------------------------------------
TOTAL SG&A                                   (9,427,754)            (9,904,469)            (9,488,615)
                                   ------------------------------------------------------------------

                                   ------------------------------------------------------------------
GAIN FROM OPERATIONS                         23,068,800             30,540,390             22,237,986
                                   ------------------------------------------------------------------

Other Income (Expense)
  Interest income                             1,506,350              2,543,618              3,221,310
  Interest expense                           (1,850,393)            (3,143,848)            (2,974,297)
  Other income (expense)                      2,422,879              1,978,640               (605,165)

                                   ------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                  2,078,836              1,378,410               (358,152)
                                   ------------------------------------------------------------------

                                   ------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                   25,147,636             31,918,800             21,879,835
                                   ------------------------------------------------------------------

Deferred income taxes                        (1,817,344)             1,817,344                      -

                                   ------------------------------------------------------------------
NET INCOME                                   23,330,292             33,736,144             21,879,834
=====================================================================================================

VOESTALPINE TUBULARS GmbH & CO KG

                                                         ---------------------------------------------------------
                                                                        FOR THE YEAR ENDED MARCH 31,
                                                         ---------------------------------------------------------
STATEMENTS OF CASH FLOWS  (IN EUR)                           2003                  2002                  2001
----------------------------------                       ---------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income for the year                             23,330,292            33,736,144            21,879,834
Adjustments to reconcile net income to net cash
  used in operating activities:
       Loss/gain on sale of assets                            (60,000)               (4,513)               (1,235)
       Depreciation and amortization                        1,925,956             1,686,938             3,826,791
       Change in deferred tax asset                         1,817,344            (1,817,344)                    -

Changes in current assets and liabilities:
       Account receivable                                  (4,501,632)            3,427,407            (2,741,688)
       Inventories                                          4,521,029            (3,386,800)           (8,687,283)
       Other current assets                                 6,069,176            (4,487,838)           (2,804,619)
       Other assets                                           276,111            (2,084,878)                    -
       Advance payments                                       689,177            (1,686,258)              670,178
       Account payable                                     (1,786,638)           (9,342,097)           17,980,581
       Other current liabilities                             (509,555)            1,254,847               743,866
       Other long-term liabilities                           (982,083)            2,867,221             1,711,943
                                                        ---------------------------------------------------------
Cash provided by (used in) operating activities            30,789,177            20,162,829            32,578,368
                                                        ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sale of assets - proceeds                               60,000                 4,513                 1,235
       Additions to property, plant and equipment          (7,692,170)           (6,401,820)           (3,437,696)
       Decrease / increase in intangible assets              (105,957)             (257,620)                6,244
       Decrease / increase in financial assets              2,423,408             2,071,158              (433,076)
                                                        ---------------------------------------------------------
Cash provided by (used in) investing activities            (5,314,719)           (4,583,769)           (3,863,293)
                                                        ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                     (33,736,000)          (21,701,000)             (417,578)
       Capital increase (limited partner)                           -                29,475               (29,475)
       Repayment of long-term debt                         (1,226,747)            2,791,767            (1,258,061)
       Repayment of other liabilities - financing          (1,331,063)           (1,331,063)           (1,331,063)
                                                        ---------------------------------------------------------
Cash provided by (used in) financing activities           (36,293,810)          (20,210,821)           (3,036,177)
                                                        ---------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (10,819,352)           (4,631,761)           25,678,898
voestalpine group treasury, beginning of year              62,302,159            66,101,653            40,918,268
Cash, beginning of year                                       119,233               951,501               455,991
voestalpine group treasury, end of year                    50,627,164            62,302,159            66,101,653
                                                        ---------------------------------------------------------
Cash, end of year                                             974,876               119,234               951,504
                                                        =========================================================

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

                        NOTES TO THE FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

1. GENERAL INFORMATION

The financial statements as of March 31, 2003 (i.e. the financial year 2002/2003 from April 1, 2002 to March 31, 2003 were drawn up in accordance with the Austrian Commercial Code (ACC), giving a true and fair view of the company's assets, the liabilities, financial position and profit or loss in conformity with generally accepted accounting principles.

The total-cost method is arranged according to types of expenses and costs. According to sec. 223 (7) ACC items which do not show any value for the year and the previous year were omitted. The item titles were shortened according to sec. 223 (4) ACC to their actual contents.

The Company is included in the consolidated financial statements of its share holders VOESTalpine AG, 4020 Linz, VOESTALPINE-Strasse 1 and Grant Prideco European Holding LLC, Houston.

2. METHODS OF VALUATION AND PRESENTATION

Nearly all methods of accounting and valuation remained unchanged in comparison to the previous years. In 2001/02 for the first time an asset for deferred income taxes was entered in the balance sheet. This entry has been reversed again in 2002/03 and is shown in the income statement as an expense under taxes on income.

Assets with acquisition costs up to 0,363 TEUR were fully depreciated in the year of acquisition (also referred to as "small items"). They are presented in the enclosed Development of Fixed Assets under the columns "additions", "disposals" and "depreciation of the year".

Intangible fixed assets are shown at acquisition costs and are depreciated by the straight-line method over the estimate of the economic useful life. Software is amortized over three to five years according to the straight-line method.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

Tangible fixed assets are shown at acquisition or production costs and depreciated over the estimate of the economic useful life. The straight-line method is applied for the calculation of depreciation.

The company follows the VOESTalpine Group rules of depreciation and amortization which estimated the period of the economic useful life as follows:

                                                          Years
Buildings                                                8 to 33
Machinery, tools and equipment                           4 to 17
Furniture, fixtures and office equipment                 4 to 20

Exceptional write-downs are provided as a result of anticipated other than temporary decreases in value, whenever events or changes in circumstances indicate, that the carrying value of an asset may not be recoverable.

Financial assets (long-term securities) are shown at acquisition costs. If the actual value at the balance sheet date is lower than that in the books, an exceptional depreciation will be made.

Long-term loans to employees are stated at face value.

Raw materials, supplies and consumables are valued at the lower of acquisition costs or market at the balance sheet date. Costs of materials are calculated at average cost of raw materials and supplies.

Unfinished and finished goods are entered at proportionate costs. The calculations of the goods at the balance sheet do not include cost expenses for depreciation and for the production overhead. Therefore, the overhead production cost and the general administration costs are not included in the calculation of any provision for pending losses on open orders.

The costs of voluntary social benefits, pensions and severance payments are not included in the cost of goods pursuant to section 203 (3) ACC. Interest expenses are not capitalized.

Receivables and other assets are stated at face value. Individual valuation allowances are provided for identifiable individual risks such as insolvency, legal proceedings and interest payable for delay.

Accounts receivable and other assets denominated in foreign currency were entered either using the cross exchange rate of the transaction date or the lower rate of the balance sheet date because the Company receives the cross currency rate at the Group Clearing House of VOESTalpine AG, Linz. If the amounts receivable are

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

secured by fixed foreign exchange contracts, the rate of the underlying contract is applied.

An additional lump-sum valuation allowance is made at the rate of 2,5% for all amounts receivable not adjusted individually.

The provisions for pensions were calculated according to the rules of the International Accounting Standard No. 19 (IAS 19). The
Projected-Unit-Credit-Method was used to determine the present value of pension obligations and the related current service costs. The discount rate used is 5,5% per annum reduced by assumed salary increases of 3% per annum leading to an effective discount rate of 2,5%.

The provisions for severance payments and anniversary provisions are calculated by a finance mathematical formula (present value method) by a certified actuary using an interest rate of 6 % and the Austrian Table of Mortality Heubeck 1998. The anniversary provisions are calculated with adjustments for fluctuation of 25%.

The Company divided the allocation to the provisions of pensions, severance payments and anniversary bonuses in an interest portion which is calculated with the applied interest rate on the provisional amount of the beginning of the year. For the year under report the interest rate of 6% is applied for the provisions for severance payments and the provisions for anniversary bonuses. The interest portion of the allocation is then transferred from the personnel expenses to the line "Interest expenses" within the financial result. The interest portion of the provisions for pensions was taken from the actuarial opinion.

The provision for guarantees is entered at the rate of 0,5% of the annual sales.

The provisions take into account all those risks and pending losses which emerged in the present or past financial year until the effective date of drawing up the balance sheet and are valued in accordance with the generally accepted accounting principles.

Liabilities are valued at the amount to be repaid. Liabilities denominated in foreign currency are entered either using the exchange rate of the transaction date or the higher rate of the balance sheet date. The Company uses the cross currency exchange rate as the Company receives this rate at the Group Clearing House of VOESTalpine AG, Linz. If the amounts payable are secured by fixed foreign exchange contracts, the rate of the underlying contract is applied.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

VOESTalpine AG introduced a stock-option plan for the management staff of the Group during the 2001/2002 economic year. The plan offers members of the board of VOESTalpine Tubulars a total of 8.688 options. Key account managers were offered a total of 6.960 options under the plan.

After having complied with the applicable stipulations, each stock option empowers the owner to buy one VOESTalpine share at the prefixed price. The owner may also opt to request a settlement of the difference between the fixed option price and the market value of the VOESTalpine share on the date of settlement in cash or in VOESTalpine shares. The settlement price of the stock option was determined as the average price of the 15 days following the general meeting of shareholders held on 3rd July 2001 and is set to the fixed price of EUR 34.57.

The exercise of the option right is bound to the following development of the VOESTalpine share rate. In the event the quotation on the settlement day is at least 15% higher than the reference price, a maximum of 50% of the stock option rights may be exercised. In the event the quotation on settlement day is at least 20% higher than the reference price, 100% of the stock option rights may be exercised. It is also mandatory that the participants in the program are regular employees of VOESTalpine AG or of one of the subsidiary companies at the time they exercise their option rights. The stock option rights may not be exercised before 1 August 2003 nor after 31 July 2006. When carried out within the validity period, the stock options may be used within twenty days from the date the quarterly reports and the annual report of VOESTalpine AG are published.

The stock options and the rights of execution need not be transferred. The VOESTalpine shares bought on the basis of stock options may be sold without restriction.

Participation of the staff members of the VOESTalpine Group is based on a raise in salary and wages pursuant to the opening clause of the Collective Agreement dated 1 November 2000. One percent of the wages and salary sums required for the paid premium was used for purposes of staff-member participation in VOESTalpine AG.

The actual amount of the raise in wages or salary to the extent of one percent was calculated as a cash equivalent. Statistically calculated values for fluctuation, wage and salary increases, varying retirement ages for men and women as well as for employees and wage earners, as well as a deduction of not accrued interest in

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

conformity with the capital market were all worked into the calculation as parameters in addition to those for death and invalidity. In order to implement the plan, a works agreement was signed by the works council and the company on 12 June 2001, and the shares of VOESTalpine AG were subsequently transferred to the privately owned VOESTalpine staff-member foundation (Arbeitnehmerprivatstiftung), which administers the respective shares. The balance sheet coverage of the expense resulting from this works agreement (a total of 2.450 TEUR) is accrued as deferred charges between the accounting periods which is distributed across the average remaining period of work of the individual staff member of the company (9,8 years).

VOESTalpine AG introduced another staff members participation plan in the year 2002/2003 according to the opening clause of the Collective Agreement dated 1 November 2002. For this second staff members participation plan an expense of 155 TEUR has been calculated and a provision is set up for that amount.

3. NOTES TO THE BALANCE SHEET

A S S E T S

A. FIXED ASSETS

I. INTANGIBLE ASSETS

The main acquisitions refer to software for payroll accounting (56 TEUR) and to renewals of data information network. Intangible assets contain also rights (1.124 TEUR) received from voestalpine Stahl Donawitz GmbH as a shareholder with more than 10 % share capital.

II. PROPERTY, PLANT AND EQUIPMENT

The value of land included remained unchanged during the year and totals 724 TEUR as of March 31, 2002.

The development of the property, plant and equipment is presented in detail on the enclosed schedule "Development of Fixed Assets".

Additions to fixed assets as shown in the table "Development of Fixed Assets" mainly refer to investments for a lacquer machine (403 TEUR) as well as an In-Line US-Testing Facility (for WT) (1.133 TEUR) and various investments in tube-finishing control systems (361 TEUR) and mechanical pipe treatment appliances (978 TEUR). The other additions (1.444 TEUR) concern items relating to "Fixtures and Fittings, Tools and Equipment" as well as additions to the item "Payments on Account and Tangible Assets in Course of Construction" (3.294 TEUR).

The disposals of fixed assets refer to old machinery, office equipment, and small items.

At the balance sheet date the Company does not have any important long-term lease contracts with third party.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

III. FINANCIAL ASSETS

The development of the financial assets is presented in detail in the enclosed "Development of Fixed Assets."

Long term loans to employees totaling 0,2 TEUR are repayable within one year (March 31, 2002: 1 TEUR).

Securities include long-term bonds and shares of mutual funds, which are held for the purpose of covering the provisions for severance payments and pensions pursuant to section 14 (7) Austrian Income Tax Act. An exceptional depreciation totaling 69 TEUR was made as the actual value of the mutual funds was below acquisition costs at the balance sheet date.

B. CURRENT ASSETS

I. Inventories

           TEUR                March 31,2003      March 31, 2002
--------------------------------------------      --------------
Raw materials and supplies             8.779               8.152
Work in progress                       5.821               9.565
Finished goods                         5.759               7.162
--------------------------------------------      --------------
TOTAL STOCKS                          20.359              24.879
--------------------------------------------      --------------

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

II. Receivables and other assets

The maturity of accounts receivable and other assets is presented as follows:

-----------------------------------------------------------------------------      -----------------------------------
                                                     March 31, 2003                           March 31, 2002
                                         ------------------------------------      -----------------------------------
                                                             Residual term                           Residual term
                                                          up to     more than                     up to      more than
              TEUR                       Book value      1 year       1 year       Book value     1 year       1 year
-----------------------------------------------------------------------------      -----------------------------------
Accounts receivable from
trade                                         7.570       7.570             0           3.319      3.319             0
-----------------------------------------------------------------------------      -----------------------------------
Accounts receivable from
affiliated companies
- trade                                         144         144             0               0          0             0
-----------------------------------------------------------------------------      -----------------------------------
Total accounts receivable from
affiliated companies                            144         144             0               0          0             0
-----------------------------------------------------------------------------      -----------------------------------
Accounts receivable from
partnership companies
- trade                                         398         398             0             292        292             0
-----------------------------------------------------------------------------      -----------------------------------
Total accounts receivable from
partnership companies                           398         398             0             292        292             0
-----------------------------------------------------------------------------      -----------------------------------
Other receivables
- financing                                  50.627      50.627             0          62.302     62.302             0
- other                                       3.552       3.552             0           9.621      9.621             0
-----------------------------------------------------------------------------      -----------------------------------
Total other receivables                      54.179      54.179             0          71.923     71.923             0
-----------------------------------------------------------------------------      -----------------------------------
TOTAL                                        62.291      62.291             0          75.534     75.534             0
-----------------------------------------------------------------------------      -----------------------------------

Since the financial year 1997/98 the Company sells a major part of all the accounts receivable to credit institutions. For the first time retentions from these sales are shown as "bank liabilities".

None of the receivables are secured by drafts.

The currency exchange risk of most of the accounts receivable is secured by forward contracts.

The item "Other receivables and assets - financing" are short term deposits at the Group Clearing House of VOESTalpine AG, Linz, with terms comparable to actual market and with a time of maturity up to 12 months.

The remaining item "Other receivables and assets" comprises accounts receivable to tax authorities (1.248 TEUR, thereof recovery of energy consumption tax 1.190
TEUR). They are all payable after the balance sheet date. All the amounts receivable are due within one year.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

                LUMP SUM VALUE ADJUSTMENT TO ACCOUNTS RECEIVABLE
                         PURSUANT TO SECTION 226 (5) ACC

--------------------------------------------------------        ---------------------------
                                    March 31,2003                      March 31, 2002
--------------------------------------------------------        ---------------------------
                                           General bad-                       General bad-
         TEUR                Basis        debt provision        Basis        debt provision
--------------------------------------------------------        ---------------------------
Accounts receivable -
domestic trade                 218                     5           77                     2

Accounts receivable -
foreign trade                3.414                    85        3.277                    82
--------------------------------------------------------        ---------------------------

For all amounts receivable not adjusted individually an additional lump-sum value adjustment was deducted at the rate of 2,5% of the individual accounts receivable. Accounts receivable covered by credit risk insurance policies were not accounted for.

C. DEFERRED CHARGES

For the deferred charges resulting from the participation program of the staff (1.808 TEUR) see page A-9.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

A. STOCKHOLDERS' EQUITY

A1 SHARE CAPITAL

The amount of the "Unlimited partner's share capital (2 TEUR) did not change in the financial year 2002/2003.

The stipulated deposit of the limited partner VOESTalpine Bahnsysteme was assigned to VOESTalpine Stahl Donawitz GmbH by subrogation clause from VOEST-ALPINE SCHIENEN GmbH & Co KG. The assignment contract dated Dec. 19, 2001 came into force retroactively by April 2, 2001. The stipulated deposit of VOESTalpine Stahl Donawitz GmbH (resp. VOEST-ALPINE SCHIENEN GmbH & Co KG) increased by 29 TEUR due to the settlement of the donated "Loss adjustments" of former periods and shows the contractual value. The Capital share of GRANT PRIDECO European Holding LLC (Limited Partner) remained unchanged in comparison to March 31, 2002.

The ownership structure as of March 31, 2003 is presented as follows:

VOESTalpine Tubulars GmbH (unlimited partner)                  2TEUR
VOESTalpine Stahl Donawitz GmbH (limited partner)          8.991TEUR
Grant Prideco European Holding LLC (limited partner)       8.995TEUR
                                                          ----------

                                                          17.988TEUR
                                                          ==========

A2 ADDITIONAL PAID - IN CAPITAL

The Additional paid-in capital (477 TEUR) remained unchanged in the financial year 2002/03.

B. UNTAXED RESERVES

----------------------------------------------------------------------------------------------
                                     As of                                           As of
           TEUR                 March 31, 2002      Allocation      Release      March 31,2003
----------------------------------------------------------------------------------------------
Investment allowance 98/99           1.238                -          1.238              -
Investment allowance 99/00             189                -              -            189
Investment allowance 00/01             178                -              -            178
----------------------------------------------------------------------------------------------
TOTAL                                1.605                -          1.238            367
----------------------------------------------------------------------------------------------

The 98/99 investment allowance pursuant to section 10 Austrian Income Tax Act was released after expiration of the four year waiting period and added to the item

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

"net profit" and at the same time allocated to the retained earnings. In the financial year 2002/03 no investment allowance was calculated.

C. PROVISIONS

----------------------------------------------------------     ----------------------------------
                                   March 31,2003                          March 31, 2002
                        ----------------------------------     ----------------------------------
                                          Value acc. to                           Value acc.to
      TEUR              Book value     Section 14 ITA 1988     Book value     Section 14 ITA 1988
----------------------------------------------------------     ----------------------------------
Provisions for:
  Severance payments       6.471              5.933               6.157              6.139
----------------------------------------------------------     ----------------------------------
  Pensions                 1.196                606               1.242                197
----------------------------------------------------------     ----------------------------------
  Anniversary bonuses      1.715                715               1.687                607
----------------------------------------------------------     ----------------------------------
  Holidays                 1.408              1.408               1.689              1.689
----------------------------------------------------------     ----------------------------------
  Others                   5.498              5.498               6.776              6.776
----------------------------------------------------------     ----------------------------------
TOTAL                     16.288             14.160              17.551             15.408
----------------------------------------------------------     ----------------------------------

The other provisions cover various risks and uncertain liabilities and include provisions as follows:

---------------------------------------------------------------    ---------------------------------
                                        March 31,2003                        March 31, 2002
                              ---------------------------------    ---------------------------------
                                 Residual term                        Residual term
                               up to    more than                   up to    more than
           TEUR               1 year      1 year     Book value    1 year     1 year      Book value
---------------------------------------------------------------    ---------------------------------
Provisions for:
  Commissions                  1.089        -           1.089       1.874        -           1.874
---------------------------------------------------------------    ---------------------------------
  Guarantees and other risks   1.829        -           1.829       1.778        -           1.778
---------------------------------------------------------------    ---------------------------------
  Personnel                      169        -             169         184        -             184
---------------------------------------------------------------    ---------------------------------
  Others                       2.411        -           2.411       2.940        -           2.940
---------------------------------------------------------------    ---------------------------------
TOTAL                          5.498        -           5.498       6.776        -           6.776
---------------------------------------------------------------    ---------------------------------

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

D. LIABILITIES

The maturity of the liabilities is presented as follows:

                                             March 31,2003                                 March 31, 2002
                              -------------------------------------------   -------------------------------------------
                                                Residual term in years                      Residual term in years
TEUR                          Book value   up to 1   1 to 5   more than 5   Book value   up to 1    1 to 5  more than 5
-------------------------------------------------------------------------   -------------------------------------------
ERP-Bank Loans                   4.239      1.211     3.028       0            5.450       1.211     4.239       0
-------------------------------------------------------------------------   -------------------------------------------
Liabilities to banks             3.993      3.993         0       0            4.009       4.009         0       0
-------------------------------------------------------------------------   -------------------------------------------
Advance payments                 1.476      1.476         0       0              786         786         0       0
-------------------------------------------------------------------------   -------------------------------------------
Accounts payable from trade      7.386      7.386         0       0            8.392       8.392         0       0
-------------------------------------------------------------------------   -------------------------------------------
Accounts payable to
affiliated companies                 1          1         0       0               81          81         0       0
-------------------------------------------------------------------------   -------------------------------------------
Accounts payable to
associated companies
- trade                          8.950      8.950         0       0            9.651       9.651         0       0
-------------------------------------------------------------------------   -------------------------------------------
Total accounts payable to
associated companies             8.950      8.950         0       0            9.651       9.651         0       0
-------------------------------------------------------------------------   -------------------------------------------
Other liabilities
- financing                      3.267      1.331     1.936       0            4.598       1.331     3.267       0
- other                          4.830      4.830         0       0            5.060       5.060         0       0
thereof for taxes                    0          0         0       0              482         482         0       0
thereof for social security          0          0         0       0              738         738         0       0
-------------------------------------------------------------------------   -------------------------------------------
Total other liabilities          8.097      6.161     1.936       0            9.658       6.391     3.267       0
-------------------------------------------------------------------------   -------------------------------------------

TOTAL                           34.142     29.178     4.964       0           38.027      30.521     7.506       0
-------------------------------------------------------------------------   -------------------------------------------

The item other liabilities related to Finance and Clearing is solely represented by a debenture bond issued by the Company to VOESTalpine Dienstleistungs- und Finanzierungsgesellschaft, Munchen, at a variable interest rate.

The remaining item "Other liabilities" comprises liabilities to personnel, tax authorities and the social security system which are mostly payable after the balance sheet date.

                                              March 31     March 31
                                               2003          2002
                                              in TEUR      in TEUR
                                              -------      -------
Debenture bond - interest                         25           66

Wages and salaries                             1.051          983
Taxes and similar liabilities                    508          482
Social security contributions                    742          717
Liabilities to leaving personnel and
Christmas and holiday payments not yet due     1.127        1.160

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

CONTINGENT LIABILITIES

The contingent liabilities totaling 6.196 TEUR comprise various guarantees issued to third party (5.843 TEUR in the year 2001/02).

4. NOTES TO THE STATEMENT OF INCOME

                              04/02-03/03    4/01-3/02    4/00-3/01
                                 TEUR          TEUR         TEUR
-------------------------------------------------------------------
Net domestic proceeds            22.912        17.363      17.576
-------------------------------------------------------------------

Net export proceeds             206.451       242.469     200.538
-------------------------------------------------------------------

- thereof European Union         19.778        25.836      17.565
-------------------------------------------------------------------

- thereof Other Europe            5.944         7.021       4.779
-------------------------------------------------------------------

- thereof CIS                    43.152        52.428      53.377
-------------------------------------------------------------------

- thereof America                65.248        70.098      86.085
-------------------------------------------------------------------

- thereof Others                 95.241        87.087      38.732
-------------------------------------------------------------------

TOTAL                           229.363       259.832     218.114
-------------------------------------------------------------------

Net export sales comprise sales of about 20.919 TEUR to affiliated companies (Grant Prideco) as of March 31, 2003.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

Personnel expenses

On the average of the financial year, the number of employees is as follows:

                                           04/02-03/03    4/01-3/02
-------------------------------------------------------------------
Blue collar workers                            664           669
-------------------------------------------------------------------
White collar workers                           129           125
-------------------------------------------------------------------
TOTAL                                          793           794
-------------------------------------------------------------------
Contract Labor - blue collar workers            57           125
-------------------------------------------------------------------
Contract Labor - white collar workers            -             -
-------------------------------------------------------------------
TOTAL                                           57           125
-------------------------------------------------------------------

Expenses for severance payments and pensions can be split as follows:

                                           04/02-03/03                         4/01-3/02
                                 -------------------------------    -----------------------------
TEUR                             Severance payments    Pensions     Severance payments   Pensions
-------------------------------------------------------------------------------------------------
Man.Board and Executive Staff             -               254                 -             726
-------------------------------------------------------------------------------------------------
Other staff                             478               822              1.255            596
-------------------------------------------------------------------------------------------------
Subtotal                                478             1.076              1.255          1.322
-------------------------------------------------------------------------------------------------
- Interest component                   -369               -62              -298            -129
-------------------------------------------------------------------------------------------------
TOTAL                                   109             1.014               957           1.193
-------------------------------------------------------------------------------------------------

The interest portion of the allocation to the provisions of pensions, severance payments and anniversary bonuses is transferred from the personnel expenses to the financial result on line "Interest and similar expenses". This item is calculated with an interest rate of 6% applied to the amount the provisions at the beginning of the year. The amount transferred totals 612 TEUR in the year under report and 518 TEUR in 2001/02.

Extraordinary Expenses

No extraordinary expenses are to be stated in the year under report.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

Income related to a different accounting period

Income from the reversal of provisions refers to adjustments of provisions formed in previous financial years: Provisions for Other Expenses (795 TEUR), Provisions for guarantees (149 TEUR) and Other provisions (593 TEUR).

Other Information

The emoluments for the managing directors do not have to be shown in accordance with section 241 ACC. The remuneration for the supervisory board totals 20 TEUR in the year 2002/03.

Forward transactions such as fixed currency exchange contracts covering the risk of accounts receivable total 44.897 TEUR (which is 43 Mio. USD and 5,94 Mio.
CAD) at the balance sheet date.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

5. NOTES TO THE RECONCILIATION OF THE FINANCIAL STATEMENTS FROM AUSTRIAN GAAP TO US-GAAP AS OF MARCH 31, 2003

SUPPLEMENTAL US-GAAP INFORMATION:

As of March 31, 2003, Grant Prideco European Holding LLC., held a 50,01% interest as limited partner in voestalpine Tubulars GmbH & Co KG.

RECONCILIATION

Setout below is a reconciliation of the net income and stockholders' equity under Austrian GAAP to those under US-GAAP to comply with SEC requirements.

                                                    Year ended       Year ended       Year ended
                                                  March 31, 2003   March 31, 2002   March 31, 2001
                                                       EUR              EUR              EUR
                                                  ------------------------------------------------
Net income in accordance with Austrian GAAP         23.330.292       33.736.144       21.879.834

Inventories                                    a) -     70.454     -     20.322     -     92.791
Pensions                                       b) -    136.816          588.653     -    318.865
Severance payments                             c) -    628.498          439.036                -
Anniversary bonuses                            d) -     33.643     -     83.883            9.357
Contingent losses                              e) -     14.713          246.460           52.270
Foreign exchange contracts                     f) -    168.540          168.540                -
Investments - available-for-sale securities    g) -     69.011           92.014          170.964
Financial Instruments, currency exchange rates h)      466.621     -    466.621                -
Deferred income taxes                          i)    1.817.344     -  1.817.344                -
                                                  ----------------------------------------------
Net profits in accordance with US-GAAP              24.492.582       32.882.677       21.700.769
                                                  ==============================================

                                                           as of March 31, 2003   as of March 31, 2002
                                                                  EUR                     EUR
                                                           -------------------------------------------
Stockholders' equity in accordance with Austrian GAAP           75.323.182              84.490.482
Untaxed reserves                                                   367.476               1.605.883
                                                           ---------------------------------------
                                                                75.690.658              86.096.365
Inventories                                             a)       1.242.919               1.313.374
Pensions                                                b)         451.837                 588.653
Severance payments                                      c) -     2.285.910        -      1.657.412
Anniversary bonuses                                     d) -       159.762        -        126.119
Contingent losses                                       e) -       149.113        -        134.400
Foreign exchange contracts                              f)               -                 168.540
Financial Instruments, currency exchange rates          h) -       762.179        -        466.621
Deferred income taxes                                   i)               -        -      1.817.344
                                                           ---------------------------------------
Stockholders' equity in accordance with US-GAAP                 74.028.450              83.965.036
                                                           =======================================

VOESTalpine - Division Bahnsysteme

VOESTALPINE TUBULARS GmbH & Co KG

                                            ----------------------------------------------------------------------------------------
                                                                         FOR THE YEAR ENDED MARCH 31,
                                            ----------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS  (IN EUR)                            2003                                           2002
                                            ----------------------------------------------------------------------------------------
                                            AUSTRIAN GAAP  RECONCILIATION    US GAAP     AUSTRIAN GAAP  RECONCILIATION     US GAAP
                                            ----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the year                  23,330,292       1,162,290    24,492,582    33,736,144       (853,467)     32,882,677
Adjustments to reconcile net income
  to net cash used in operating activities:
     Loss/gain on sale of assets                 (60,000)              -       (60,000)       (4,513)             -          (4,513)
     Depreciation and amortization             1,925,956        (249,575)    1,676,381     1,686,938        (40,393)      1,646,545
     Change in deferred tax asset              1,817,344      (1,817,344)            -    (1,817,344)     1,817,344               -

Changes in current assets and liabilities:
     Account receivable                       (4,501,632)      6,320,507     1,818,875     3,427,407       (547,383)      2,880,024
     Inventories                               4,521,029         107,983     4,629,012    (3,386,800)      (248,954)     (3,635,754)
     Other current assets                      6,069,176      (4,784,189)    1,284,987    (4,487,838)     3,934,993        (552,845)
     Other assets                                276,111               -       276,111    (2,084,878)             -      (2,084,878)
     Advance payments                            689,177               -       689,177    (1,686,258)             -      (1,686,258)
     Account payable                          (1,786,638)        (80,675)   (1,867,313)   (9,342,097)           508      (9,341,589)
     Other current liabilities                  (509,555)     (1,620,285)   (2,129,840)    1,254,847        951,284       2,206,131
     Other long-term liabilities                (982,083)        700,166      (281,917)    2,867,221     (1,027,318)      1,839,903
                                            ---------------------------------------------------------------------------------------
Cash provided by (used in) operating
   activities                                 30,789,177        (261,123)   30,528,055    20,162,829      3,986,614      24,149,443
                                            ---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of assets - proceeds                    60,000               -        60,000         4,513              -           4,513
     Additions to property, plant and
       equipment                              (7,692,170)              -    (7,692,170)   (6,401,820)             -      (6,401,820)
     Decrease / increase in intangible
       assets                                   (105,957)              -      (105,957)     (257,620)             -        (257,620)
     Decrease / increase in financial
       assets                                  2,423,408               -     2,423,408     2,071,158              -       2,071,158
                                            ---------------------------------------------------------------------------------------
Cash provided by (used in) investing
       activities                             (5,314,719)              -    (5,314,719)   (4,583,769)             -      (4,583,769)
                                            ---------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                          (33,736,000)              -   (33,736,000)  (21,701,000)             -     (21,701,000)
     Capital increase (limited partner)                -               -           -          29,475              -          29,475
     Repayment of long-term debt              (1,226,747)        (57,463)   (1,284,210)    2,791,767     (3,934,993)     (1,143,226)
     Repayment of other liabilities
       financing                              (1,331,063)              -    (1,331,063)   (1,331,063)             -      (1,331,063)
                                            ---------------------------------------------------------------------------------------

Cash provided by (used in) financing
  activities                                 (36,293,810)        (57,463)  (36,351,273)  (20,210,821)    (3,934,993)    (24,145,814)
                                            ---------------------------------------------------------------------------------------

                                            ---------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (10,819,352)       (318,585)  (11,137,937)   (4,631,761)        51,621      (4,580,140)
                                            ---------------------------------------------------------------------------------------
voestalpine group treasury, beginning
  of year                                     62,302,159               -    62,302,159    66,101,653              -      66,101,653
Cash, beginning of year                          119,233               -       119,233       951,501              -         951,501
voestalpine group treasury, end of year       50,627,164               -    50,627,164    62,302,159              -      62,302,159
                                            ---------------------------------------------------------------------------------------
Cash, end of year                                974,876        (318,585)      656,291       119,234         51,621         170,855
                                            =======================================================================================

                                            --------------------------------------------
                                                    FOR THE YEAR ENDED MARCH 31,
                                            --------------------------------------------
STATEMENTS OF CASH FLOWS  (in EUR)                                2001
                                            --------------------------------------------
                                            AUSTRIAN GAAP   RECONCILIATION     US GAAP
                                            --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income for the year                 21,879,834        (179,065)     21,700,769
Adjustments to reconcile net income
  to net cash used in operating activities:
     Loss/gain on sale of assets                 (1,235)              -          (1,235)
     Depreciation and amortization            3,826,791        (223,234)      3,603,557
     Change in deferred tax asset                     -               -               -

Changes in current assets and liabilities:
     Account receivable                      (2,741,688)              -      (2,741,688)
     Inventories                             (8,687,283)         40,521      (8,646,762)
     Other current assets                    (2,804,619)              -      (2,804,619)
     Other assets                                     -               -               -
     Advance payments                           670,178               -         670,178
     Account payable                         17,980,581               -      17,980,581
     Other current liabilities                  743,866               -         743,866
     Other long-term liabilities              1,711,943         309,508       2,021,451
                                            -------------------------------------------

Cash provided by (used in) operating
   activities                                32,578,368         (52,270)     32,526,098
                                            -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of assets - proceeds                    1,235               -           1,235
     Additions to property, plant and
       equipment                             (3,437,696)              -      (3,437,696)
     Decrease / increase in intangible
       assets                                     6,244               -           6,244
     Decrease / increase in financial
       assets                                  (433,076)              -        (433,076)
                                            -------------------------------------------
Cash provided by (used in)
  investing activities                       (3,863,293)              -      (3,863,293)
                                            -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                            (417,578)              -        (417,578)
     Capital increase (limited partner)         (29,475)              -         (29,475)
     Repayment of long-term debt             (1,258,061)              -      (1,258,061)
     Repayment of other liabilities-
       financing                             (1,331,063)              -      (1,331,063)
                                            -------------------------------------------

Cash provided by (used in) financing
  activities                                 (3,036,177)              -      (3,036,177)
                                            -------------------------------------------

                                            -------------------------------------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS  25,678,898         (52,270)     25,626,628
                                            -------------------------------------------
voestalpine group treasury, beginning
  of year                                    40,918,268               -      40,918,268
Cash, beginning of year                         455,991               -         455,991
voestalpine group treasury, end of year      66,101,653               -      66,101,653
                                            -------------------------------------------
Cash, end of year                               951,504         (52,270)        899,234
                                            ===========================================

VOESTALPINE TUBULARS GmbH & CO KG

STATEMENTS OF STOCKHOLDERS' EQUITY (US-GAAP)

                                     SHARE CAPITAL      SHARE CAPITAL       ADDITIONAL      RETAINED
IN EUR                              LIMITED PARTNERS  UNLIMITED PARTNER  PAID-IN CAPITAL    EARNINGS
                                    -----------------------------------------------------------------
BALANCE, MARCH 31, 2000                17,986,526           1,817            477,294       33,297,510

Net Income                                      -               -                  -       21,700,769
Unrealized loss on available-for-
  sale securities                               -               -                  -                -
Dividends paid 1999/2000 - limited
  partner and unlimited partner                 -               -                  -         (447,054)
Loss 4-6/1999 - limited partner           (29,475)              -                  -           29,475

                                    -----------------------------------------------------------------
BALANCE, MARCH 31, 2001                17,957,051           1,817            477,294       54,580,700
                                    =================================================================

Net Income                                      -               -                  -       32,882,677
Unrealized loss on available-for-
  sale securities                               -               -                  -                -
Dividends paid 2000/01                          -               -                  -      (21,671,525)
Offsetting loss 4-6/1999 -
  limited partner                          29,475               -                  -          (29,475)
Cent-differece ATS-EURO                         -               -                  -                -
                                    -----------------------------------------------------------------
BALANCE, MARCH 31, 2002                17,986,526           1,817            477,294       65,762,376
                                    =================================================================

Net Income                                      -               -                  -       24,492,582
Unrealized gain on available-for-
  sale securities                               -               -                  -                -
Unrealized loss effective portion
  of cash flow hedges                           -               -                  -                -
Dividends paid 2001/02                          -               -                  -      (33,736,000)

                                    -----------------------------------------------------------------
BALANCE, MARCH 31, 2003                17,986,526           1,817             477,294      56,518,959
                                    =================================================================

                                        ACCUMULATED
                                    OTHER COMPR. INCOME              COMPREHENSIVE
IN EUR                              OTHER COMPR. LOSS      TOTAL        INCOME
                                    ----------------------------------------------
BALANCE, MARCH 31, 2000                         -        51,763,147            -

Net Income                                      -        21,700,769   21,700,769
Unrealized loss on available-for-
  sale securities                        (223,234)         (223,234)    (223,234)
Dividends paid 1999/2000 - limited
  partner and unlimited partner                 -          (477,054)           -
Loss 4-6/1999 - limited partner                 -                 -            -

                                    --------------------------------------------
BALANCE, MARCH 31, 2001                  (223,234)       72,793,628   21,477,535
                                    ============================================

Net Income                                      -        32,882,677   32,882,677
Unrealized loss on available-for-
  sale securities                         (39,744)          (39,744)     (39,744)
Dividends paid 2000/01                          -       (21,671,525)           -
Offsetting loss 4-6/1999 -
  limited partner                               -                 -            -
Cent-differece ATS-EURO                         -                 -            -
                                    --------------------------------------------
BALANCE, MARCH 31, 2002                  (262,978)       83,965,036   32,842,933
                                    ============================================

Net Income                                      -        24,492,582   24,492,582
Unrealized gain on available-for-
  sale securities                          69,011            69,011       69,011
Unrealized loss effective portion
  of cash flow hedges                    (762,179)         (762,179)    (762,179)
Dividends paid 2001/02                           -      (33,736,000)           -

                                    --------------------------------------------
BALANCE, MARCH 31, 2003                  (956,146)       74,028,450   23,799,414
                                    ============================================

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

The material adjustments made for US-GAAP purposes as analysed above are as follows:

a) Inventories

Inventories, which include materials and conversion costs, are stated at the lower of cost or market. Market is defined as replacement cost for raw materials and net realizable value for other inventories. The average cost method is used to cost the raw materials and supplies.

Austrian GAAP manufacturing costs include direct material and labor and the applicable variable manufacturing overheads. US-GAAP manufacturing cost in addition include fixed manufacturing overheads. (see note e - inventories contingent losses)

b) Provisions for pension payments

Defined benefit pension plan:

The Company provides defined benefits for 6 executive officers and their surviving dependents. In addition the Company has the obligation to pay a defined amount for 64 employees, based on a contractual settlement of pension benefit obligations. Provisions for pension payments were calculated using actuarial principles. The estimates are based on actuarially computed best estimates of pension asset long-term rates of return and long-term rate of obligation escalation. For US-GAAP financial statements the actuarial gains and losses are amortized over the average remaining service period (15 years, amortization 1). For Austrian GAAP actuarial gains and losses are realized immediately. The difference amounts to 452 TEUR (2002: 589 TEUR) in equity and 137 TEUR (2002: 589 TEUR) in Income Statement.

On March 31, 2003, the voestalpine group decided to limit the amount of unrecognized gains or losses by an additional amortization (amortization 2). The unrecognized gains or losses were limited to 17% of the PBO as to the maximum. This resulted in increased expenses of 235 TEUR in the financial year 2002/03.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

           ASSUMPTIONS USED                                   ASSUMPTIONS USED
           ----------------                   -----------------------------------------------
                                                       2003                      2002
                                              -----------------------------------------------
Austrian GAAP:
Method                                        Projected-Unit-Credit     Projected-Unit-Credit
amortization of unrecognized gain (loss)               n/a                       n/a
Discount Rate                                          5,50                      5,50
Rate of Compensation Increase                          3,00                      3,00
Rate of Future Benefit Increase                        2,50                      2,50
Long-Term Rate of Return on Plan Assets                6,00                      6,00

US-GAAP:
Method                                        Projected-Unit-Credit     Projected-Unit-Credit
amortization of unrecognized gain (loss)      yes, 15 years, max.17%    yes, 15 years
Discount Rate                                          5,50                      5,50
Rate of Compensation Increase                          3,00                      3,00
Rate of Pension Payment Increase                       2,50                      2,50
Long-Term Rate of Return on Plan Assets                6,00                      6,00

Defined contribution pension plan
---------------------------------

After a vesting period of 5 years of service the Company offers their employees to sponsor a defined contribution plan. The Company's contributions to this plan are based on a percentage of the compensation of 1% up to 5% of the salaries depending on the service period and on corresponding contributions by the employee. The annual cost of this plan amounted to 156 TEUR in 2003, 137 TEUR in 2002 and 119 TEUR in 2001, respectively. There are no differences between US GAAP and Austrian GAAP.

c) Provisions for severance payments

Certain employees are eligible to receive severance payments upon termination of their employment. Eligible employees receive severance payments equal to a multiple of their monthly compensation which comprises fixed compensation plus variable elements like overtime. Maximum severance is equal to a multiple of twelve times eligible monthly compensation. In case of death, the heirs of an eligible employee will receive 50% of the severance benefits.

Provisions for severance payments were calculated using actuarial principles. The estimates are based on actuarially computed best estimates of long-term rate of obligation escalation. For US-GAAP financial statements the provisions are calculated according to the projected unit method applying different discount rates and an additional rate of compensation increase. The difference amounts to 2,286 TEUR (2002: 1,657 TEUR) from equity and 628 TEUR (2002: 439 TEUR) in income statement. The actuarial gains and losses are amortized over the average remaining service period of 15 years.

           ASSUMPTIONS USED                                   ASSUMPTIONS USED
           ----------------                   -----------------------------------------------
                                                       2003                      2002
                                              -----------------------------------------------
Austrian GAAP:
Method                                        Present Value Method       Present Value Method
amortization of unrecognized gain (loss)               n/a                       n/a
Discount Rate                                          6,00                      6,00
Rate of Compensation Increase                            --                        --

US-GAAP:
Method                                        Projected-Unit-Credit     Projected-Unit-Credit
amortization of unrecognized gain (loss)          yes, 15 years              yes, 15 years
Discount Rate                                          5,50                      5,50
Rate of Compensation Increase                          3,00                      3,00


d) Provisions for anniversary bonuses

Employees are eligible to receive a cash bonus after a specified service period. The bonus is equal to one month salary after 25 years of service, two months salary after 35 years of service and 3 months salary after 40 years of service. The compensation is accrued as earned over the period of service taking into account estimates of employees whose employment will be terminated. All actuarial gains and losses are recognized immediately in the period realized. Differences between US GAAP and

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

Austrian GAAP are the same as for severance payments. The difference amounts to 160 TEUR (2002: 126 TEUR) from equity and 34 TEUR (2002: 84 TEUR) in income statement. All actuarial gains and losses are recognized immediately in the period realized.

     ASSUMPTIONS USED                          ASSUMPTIONS USED
     ----------------             ---------------------------------------------
                                          2003                    2002
                                  ---------------------------------------------
Austrian GAAP:
Method                            Present Value Method    Present Value Method
Discount Rate                             6,00                    6,00
Rate of Compensation Increase                -                       -
Fluctuation Rate                         25,00                   25,00

US-GAAP:
Method                            Projected-Unit-Credit   Projected-Unit-Credit
Discount Rate                            5,50                    5,50
Rate of Compensation Increase            3,00                    3,00
Fluctuation Rate                        25,00                   25,00

e) Inventories -Anticipated losses on pending transactions

Manufacturing cost according to Austrian GAAP does not include fixed manufacturing overheads. Correspondingly, the calculation of anticipated losses on pending orders differs due to differences in the valuation of inventories under US-GAAP and Austrian GAAP and the recoverable amount for some orders is below cost.

f) Foreign exchange contracts

In accordance with Austrian GAAP the Company made a provision for changes in the fair value of those foreign exchange contracts. For US-GAAP financial statements this provision was eliminated and replaced by the valuation according SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" (see note h - Derivative Financial Instruments)

g) Investments

The Company has classified investments (mutual funds) as available-for-sale securities that are stated at fair value based upon market quotes. Unrealized holding gains up to previously recognized losses and losses on available-for-sale securities are included in net income of the period according to Austrian GAAP, but reported as a component of accumulated other comprehensive income (loss) until realized under US-GAAP.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

h) Derivative Financial Instruments

According to the group policy principles, the Company covers the currency risks of the accounts receivable and payables by fixed currency exchange contracts. In addition the Company holds interest swaps to cover the risks of interest rate changes due to long term bonds issued in the financial year 1998/99.

The voestalpine group has established a control environment which includes policies and procedures for risk assessment, approval, reporting and monitoring of derivative financial instrument activities. The policies prohibit the holding or issuing of financial instruments for speculative purposes. The Company enters into all types of derivative financial instruments through the central voestalpine group treasury exclusively. Derivative financial instruments are entered into in the normal course of business for purposes other than trading.

By their nature, all such instruments involve risk, including market risk and credit risk of nonperformance by counter-parties, and the maximum potential loss may exceed the amount recognized in the balance sheets. However, at March 31, 2003 and March 31, 2002, in the management's opinion the probability of nonperformance of the counter-parties in these financial instruments was remote.

The Company monitors its exposure to credit risk and market risk.

SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" requires that all derivative financial instruments, such as interest swap contracts and foreign exchange contracts, are recognized as assets or liabilities on the balance sheet and measured at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

For Austrian GAAP purposes changes of the fair value of derivative financial instruments are not recognized in the income statement, but are set off with the hedged revenue or expenses. The difference between US GAAP and Austrian GAAP is 762 TEUR from equity (2002: 466 TEUR) and will turn around in the period when the hedges are backed by receivables.

Interest rate swap agreement:

The Company entered into two interest rate swap agreements to reduce the exposure to changes in floating interest rate payments of the long-term bonds. Floating-rate payments are based on rates tied to the European inter-bank offered rate. The variable rates amounted to 2,868% at March 31, 2003 and 3,259% at March 31, 2002.

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

The following table indicates the type of swaps in use at March 31, 2003 and 2002, and the weighted-average interest rates and the remaining terms of the interest rate swap contract:

variable to fixed swap in EUR:     March 31, 2003    March 31, 2002
Notional amount                    TEUR 1.227        TEUR 1.841
Average receive rate (variable)          3,28%              4,19%
pay rate (fix)                           5,27%              5,27%

Maturity: in semiannual rates, last rate Dec. 30, 2004

variable to fixed swap in EUR:     March 31, 2003    March 31, 2002
Notional amount in TEUR            TEUR 1.534        TEUR 2.045
Average receive rate (variable)          3,28%             4,19%
pay rate (fix)                           5,35%             5,35%

Maturity: in semiannual rates, last rate Dec. 30, 2005

Foreign exchange agreements:

The Company entered foreign exchange rate agreements to reduce the exposure to currency risks of the sales and purchases denominated in foreign currency.

The following table indicates the types of foreign exchange agreements in use at March 31, 2003 and 2002, the remaining term and the respective exchange rates of the contracts:

foreign exchange agreements
(derivates)                                       as of March 31, 2003    as of March 31, 2002
                                                  --------------------------------------------
USD:
amount in 1.000 USD                                       43.000                 34.000
thereof with maturity < 1 year                            43.000                 34.000
weighted forward exchange rate                            1,0445                 0,8892
weighted exchange rate as of balance sheet data           1,0677                 0,8698

CAD:
amount in 1.000 CAD                                        5.940                  7.240
thereof with maturity < 1 year                             5.940                  7.240
weighted forward exchange rate                            1,5935                 1,4025
weighted exchange rate as of balance sheet data           1,5744                 1,3891

USD:
amount in 1.000 USD                                         N/A                  -1.475
thereof with maturity < 1 year                              N/A                  -1.475
weighted forward exchange rate                              N/A                  0,8798
weighted exchange rate as of balance sheet data             N/A                  0,8720

CAD:
amount in 1.000 CAD                                         N/A                  -1.454
thereof with maturity < 1 year                              N/A                  -1.454
weighted forward exchange rate                              N/A                  1,3810
weighted exchange rate as of balance sheet data             N/A                  1,3901

VOESTalpine - Division Bahnsysteme

VOESTalpine Tubulars GmbH & Co KG - NOTES TO THE FINANCIAL STATEMENTS AS OF MARCH 31, 2003

i) Income Taxes

The Austrian Corporate Income Tax Act does not apply to limited partnerships and the Company is not treated as a tax subject. As income taxes have to be paid by the partners, no provisions for current or deferred taxes are recorded in the US-GAAP financial statements of the Company.

For group purposes, the following temporary differences are disclosed at 100%:

AUSTRIAN INCOME TAX CODE / US-GAAP
      TEMPORARY DIFFERENCES            AS OF MARCH 31, 2003   AS OF MARCH 31, 2002
----------------------------------------------------------------------------------
                                                TEUR                   TEUR
depreciation fixed assets                      1.233                  1.815
inventories                                   -1.243                 -1.313
provisions for employee benefits               4.121                  3.337
provisions for warranties                      1.126                  1.275
other provisions                                 -58                    138
receivables                                      104                    109
---------------------------------------------------------------------------
TOTAL TEMPORARY DIFFERENCES                    5.283                  5.361
===========================================================================

j) Receivables

The Company concluded a contract with Bank Austria Creditanstalt AG, Vienna, concerning the sale of trade receivables. The amount sold corresponds to the nominal value of the receivables. The receivables are sold with recourse up to 20%. Interest paid for trade receivables sold is based on money market level. All rights deriving from trade receivables sold are transferred to the Bank Austria Creditanstalt AG, Vienna. Once per month the company has the right to sell new receivables at existing conditions.

In the financial statements according to Austrian GAAP the maximum recourse amount of up to 20% is not unrecognized, and a corresponding short-term liability is recorded.

In the financial statements according to US-GAAP the full amount of receivables is unrecognized.

As of March 31, 2003, $3.992 was reclassed from accounts receivable to current portion of long-term debt in accordance with US GAAP. As of March 31, 2002, $3.935 was reclassed from other receivables to current portion of long-term debt in accordance with US GAAP.

         DIPL.-ING. HUBERT WASTL                              HILKKA WITT

Kindberg, May 6, 2002

VOESTalpine - Division Bahnsysteme

VOESTALPINE TUBULARS GMBH & CO KG                   DEVELOPMENT OF FIXED ASSETS
                                                    ---------------------------


                                                                               Cost
                                         ----------------------------------------------------------------------------------
                                                                                              Reclassi-
                                            4/1/2002        addition         disposals        fication         3/31/2003
                                              EUR              EUR              EUR              EUR              EUR
                                         --------------   --------------   --------------   --------------   --------------
Franchises, patents and similar rights
and benefits as well as licenses
                                         --------------   --------------   --------------   --------------   --------------
INTANGIBLE ASSETS                          6,103,871.59       105,957.01        18,575.17             0.00     6,191,253.43
                                         ==============   ==============   ==============   ==============   ==============

Built-up land
 with residential buildings
    Value of buildings                         3,599.70             0.00             0.00             0.00         3,599.70
  with industrial and office buildings
    Property value                           719,162.59             0.00             0.00             0.00       719,162.59
    Value of buildings                    47,508,780.38        93,648.44             0.00             0.00    47,602,428.82
Vacant land                                    4,632.89             0.00             0.00             0.00         4,632.89
                                         --------------   --------------   --------------   --------------   --------------
Land and buildings                        48,236,175.56        93,648.44             0,00             0,00    48,329,824.00
Machinery and equipment                  162,308,289.54     4,126,298.62     1,681,719.32     1,062,774.37   165,815,643.21
Fixtures and fittings, tools
  and equipment                           15,554,438.78     1,444,006.34       676,312.47        12,272.41    16,334,405.06
Payments on account and tangible
  assets in course of construction         3,112,767.03     3,294,034.45     1,265,818.07    -1,075,046.78     4,065,936.63
                                         --------------   --------------   --------------   --------------   --------------
TANGIBLE ASSETS                          229,211,670.91     8,957,987.85     3,623,849.86             0.00   234,545,808.90
                                         ==============   ==============   ==============   ==============   ==============

Holdings                                          44.08             0.00             0.00             0.00            44.08

Loans receivable                                 691.00             0.00           529.46             0.00           161.54
Securities (loan stock rights) held
as fixed assets                            4,179,327.49             0.00             0.00             0.00     4,179,327.49
                                         --------------   --------------   --------------   --------------   --------------
FINANCIAL ASSETS                           4,180,062.57             0.00           529.46             0.00     4,179,533.11
                                         ==============   ==============   ==============   ==============   ==============

TOTAL ASSETS                             239,495,605.07     9,063,944.86     3,642,954.49             0.00   244,916,595.44
                                         --------------   --------------   --------------   --------------   --------------


                                           Depreciation     revaluation      Book Value       Book Value      Depreciation
                                           (cumulative)    of the period      3/31/2003        3/31/2002      of the period
                                                EUR             EUR              EUR              EUR              EUR
                                          --------------   --------------   --------------   --------------   --------------
Franchises, patents and similar rights
and benefits as well as licenses
                                          --------------   --------------   --------------   --------------   --------------
INTANGIBLE ASSETS                           4,626,398.90             0.00     1,564,854.53     1,962,096.89       503,199.37
                                          ==============   ==============   ==============   ==============   ==============

Built-up land
 with residential buildings
    Value of buildings                          3,599.70             0.00             0.00             0.00             0.00
  with industrial and office buildings
    Property value                                  0.00             0.00       719,162.59       719,162.59             0.00
    Value of buildings                     40,071,632.45             0.00     7,530,796.37     8,206,651.15       769,503.22
Vacant land                                         0.00             0.00         4,632.89         4,632.89             0.00
                                          --------------   --------------   --------------   --------------   --------------
Land and buildings                         40,075,232.15             0.00     8,254,591.85     8,930,446.63       769,503.22
Machinery and equipment                   145,714,484.11             0.00    20,101,159.10    17,070,318.18     2,158,232.07
Fixtures and fittings, tools
  and equipment                            13,618,584.85             0.00     2,715,820.21     2,246,452.85       986,911.39
Payments on account and tangible
  assets in course of construction                  0.00             0.00     4,065,936.63     3,112,767.03             0.00
                                          --------------   --------------   --------------   --------------   --------------
TANGIBLE ASSETS                           199,408,301.11             0.00    35,137,507.79    31,359,984.69     3,914,646.68
                                          ==============   ==============   ==============   ==============   ==============

Holdings                                            0.00             0.00            44.08            44.08             0.00

Loans receivable                                    0.00             0.00           161.54           691.00             0.00
Securities (loan stock rights) held
  as fixed assets                             262,978.49        69,011.00     3,985,360.00     3,916,349.00             0.00
                                          --------------   --------------   --------------   --------------   --------------
FINANCIAL ASSETS                              262,978.49        69,011.00     3,985,565.62     3,917,084.08             0.00
                                          ==============   ==============   ==============   ==============   ==============

TOTAL ASSETS                              204,297,678.50        69,011.00    40,687,927.94    37,239,165.66     4,417,846.05
                                          --------------   --------------   --------------   --------------   --------------

                               INDEX TO EXHIBITS

           23.2      Consent of KPMG Alpen-Treuhand GmbH
           99.1      Section 906 Certification